Form 10-K405
period 1996-06-30
FIRST SOUTHEAST FINANCIAL CORP
filed 1996-09-27
CIK 908314

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended June 30, 1996 OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                       Commission File Number: 0-22240

                    FIRST SOUTHEAST FINANCIAL CORPORATION
           (Exact name of registrant as specified in its charter)

Delaware                                                      57-0979678
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                            I.D. Number)

201 North Main Street, Anderson, South Carolina               29622
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (864) 224-3401

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                      par value $.01 per share
                                                            (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X      NO      .

     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this
Form 10-K or any amendments to this Form 10-K.  YES    X     NO

     As of September 13, 1996, there were issued and outstanding 4,388,231 shares of the Registrant's Common Stock. The Registrant's voting stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "FSFC." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on September 13, 1996, was $33 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1996 ("Annual Report") (Parts I and II).

     2. Portions of Registrant's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders (Part III).

                                    PART I
Item 1.  Business

General

     First Southeast Financial Corporation ("First Southeast" or the "Corporation"), a Delaware corporation, was organized on June 23, 1993 for the purpose of becoming the holding company for First Federal Savings and Loan Association of Anderson ("First Federal" or the "Association") upon First Federal's conversion from a federal mutual to a federal stock savings and loan association ("Conversion"). The Conversion was completed on October 7, 1993. At June 30, 1996, the Corporation had total assets of $332 million, total deposits of $288 million and stockholders' equity of $34 million. First Southeast has not engaged in any significant activity other than holding the stock of First Federal. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to First Federal and its subsidiary.

     First Federal was organized in 1922 as a South Carolina mutual savings and loan association under the name "Anderson Building and Loan Association." In 1936, the Association converted to a federally chartered savings and loan association and changed its name to "First Federal Savings and Loan Association of Anderson." The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal
Deposit Insurance Corporation ("FDIC").   First Federal also is a member of
the Federal Home Loan Bank ("FHLB") System.

     The Association's principal business consists of accepting deposits from the general public through a variety of deposit programs and originating loans secured primarily by owner-occupied residential properties and consumer loans. Approximately 88% of the Association's first mortgage loans are secured by properties located within South Carolina. The Association's residential real estate and consumer loans amounted to $210 million and $20 million, or 84% and 8%, respectively, of the Association's total loan portfolio at June 30, 1996. To a significantly lesser extent, the Association also originates residential construction and commercial real estate and business loans.

Proposed Federal Legislation

     Effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the Bank Insurance Fund ("BIF"). Under the new assessment schedule, approximately 92% of BIF members pay the statutory minimum annual assessment of $2,000. With respect to financial institutions that are members of the SAIF, the FDIC has retained the existing rate schedule of 23 to 31 basis points. The Association is a member of the SAIF rather than the BIF. SAIF premiums may not be reduced for several years because the SAIF has lower reserves than the BIF. Because deposit insurance premiums are often a significant component of noninterest expense for insured depository institutions, the reduction in BIF premiums may place the Association at a competitive disadvantage since BIF-insured institutions (such as most commercial banks) may be able to offer more attractive loan rates, deposit rates, or both.

     Proposed federal legislation would recapitalize the SAIF and resolve the current premium disparity by requiring savings institutions like the Association to pay a one-time assessment to increase SAIF's reserves to $1.25 per $100 of deposits that is expected to be approximately 70 basis points on the amount of deposits held by a SAIF-member institution. The payment of a one-time fee would have the effect of immediately reducing the capital and pre-tax earnings of SAIF-member institutions by the amount of the fee. Based on the Association's assessable deposits of $281 million at June 30, 1996, a one-time assessment of 70 basis points would equal approximately $2 million on a pre-tax basis, or $1.3 million after tax. Management cannot predict whether any legislation imposing such a fee will be enacted, or, if enacted, the amount or timing of any one-time fee or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums. See "REGULATION."

Selected Consolidated Financial Information

     This information is incorporated by reference from page 2 of the 1996 Annual Report to Stockholders ("Annual Report") attached hereto as Exhibit 13.

Yields Earned and Rates Paid

     This information is incorporated by reference from page 8 of the Annual Report attached hereto as Exhibit 13.
                                        2
PAGE

Interest Rate Sensitivity of Net Portfolio Value

     The table below measures interest rate risk by estimating the change in market value of the Association assets, liabilities, and off-balance sheet contracts in response to an instantaneous change in the general level of interest rates.  The procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period).  The model first estimates the level of the Association net portfolio value ("NPV") (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment.  In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates.  The model then recalculates the Association NPV under different interest rate scenarios.  The change in NPV under the different interest rate scenarios provides a measure of the Association exposure to interest rate risk.  The data presented below is as of June 30, 1996.


                    -400      -300      -200       -100               +100       +200      +300      +400
                    Basis     Basis     Basis      Basis     No       Basis      Basis     Basis     Basis
                    Points    Points    Points     Points    Change   Points     Points    Points    Points
                                                       (In thousands)

ASSETS
Mortgage loans
 and
 securities      $259,024   $256,044   $253,104  $248,544  $241,962  $234,222  $225,975   $217,638  $209,464
Non-mortgage
 loans             16,193     15,835     15,491    15,161    14,844    14,539    14,247     13,965    13,694
Cash, deposits
 and
 securities        60,577     58,961     57,420    55,953    54,550    53,162    51,774     50,416    49,112
Repossessed
 assets                25         25         25        25        25        25        25         25        25
Premises and
 equipment          4,381      4,381      4,381     4,381     4,381     4,381     4,381      4,381     4,381
Other assets        4,553      4,885      5,592     7,056     8,685    10,265    11,746     13,137    14,431
TOTAL            $344,753   $340,131   $336,013  $331,120  $324,447  $316,594  $308,148   $299,562  $291,107

LIABILITIES
Deposits         $291,068   $289,041   $287,043  $285,096  $283,179  $281,302  $279,460   $277,650  $275,882
Borrowings             --         --         --        --        --        --        --         --        --
Other
 liabilities        2,754      2,754      2,754     2,754     2,754     2,754     2,754      2,754     2,754
TOTAL            $293,822   $291,795   $289,797  $287,850  $285,933  $284,056  $282,214   $280,404  $278,636

OFF BALANCE SHEET
 POSITIONS       $    666   $    505   $    361  $    199  $   (17)  $  (254)  $  (491)   $  (720)  $  (942)

NET PORTFOLIO
 VALUE           $ 51,597   $ 48,841   $ 46,577  $ 43,469  $ 38,497  $ 32,284  $ 25,443   $ 18,438  $ 11,529

                                                           3

PAGE

Lending Activities

     General. First Federal originates loans through its 11 offices located in Anderson, Abbeville and Greenwood counties of South Carolina. The Association also originates loans in Oconee, Pickens, Greenville and Laurens counties of South Carolina. In addition, the Association has agreements with correspondents to originate loans on its behalf primarily in Greenville, Columbia and Charleston, South Carolina and Charlotte, North Carolina.

     The principal lending activity of the Association is the origination of conventional mortgage loans (which are not insured or guaranteed by federal agencies) for the purpose of purchasing, constructing or refinancing owner-occupied, one- to four- family residential property in its primary market areas. The Association also originates consumer and commercial loans in amounts generally less than $500,000.

     Since 1982, the Association has placed a growing emphasis on the origination of adjustable-rate mortgage ("ARM") loan products in order to increase the interest rate sensitivity of its loan portfolio. At June 30, 1996, ARM loans accounted for 48% of the total loan portfolio compared to 39% at June 30, 1995. During fiscal 1996, the production of ARM loans surpassed that of fixed-rate loans.

     It is management's intention, subject to market conditions, that First Federal will remain a retail financial institution originating long-term mortgage loans for the purchase, construction or refinance of one- to four-family residential real estate, small commercial and consumer loans.

                                       4
PAGE

Loan Portfolio Analysis.  The following table sets forth the composition of the Association's loan portfolio at the dates indicated.

                                                        At June 30,
                       1992              1993              1994              1995              1996
                  Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                                                  (Dollars in thousands)

Mortgage Loans:
 One- to four-
  family
  dwellings      $197,183    84%    $177,019   84%    $156,141   82%    $181,119   83%   $209,810   84%
 Construction       2,429     1        2,457    1        3,444    2       10,600    5      14,220    6
 Commercial
  real estate       8,062     4        8,178    4        5,262    3        4,070    2       2,022    1
 Other real
  estate              782    --          561   --          494   --          456    -         686   --
  Total
  mortgage
  loans.          208,456    89      188,215   89      165,341   87      196,245   90     226,738   91

Other Loans:
 Home
 equity             8,209     3        8,516    4       14,023    8       15,492    7      15,092    6
 Automobile
  loans            10,958     5        7,477    4        4,463    2        2,966    1       2,669    1
 Savings
  accounts          1,660     1        1,760    1        1,408    1        1,193    1       1,202   --
 Other
  consumer loans    2,246     1        2,771    1        2,372    1        1,722    1       1,354    1
   Total
   consumer
   loans           23,073    10       20,524   10       22,266   12       21,373   10      20,317    8

 Commercial
  loans             2,192     1        2,327    1        1,410    1        1,506    -       3,496    1

   Total loans    233,721   100%     211,066  100%     189,017  100%     219,124  100%    250,551  100%

Less:
 Undisbursed
  loans in
  process           2,168              1,187             2,600             6,492            9,059
 Unearned
  discounts on
  consumer and
  commercial
  loans             2,289              1,293               623               291              141
 Unearned
  discounts
  on loans
  purchased         4,012              3,350             2,735             2,123            1,348

 Unamortized
  loan
  origination
  fees, net of
  direct costs        280                522               657               508              433
 Allowance for
  loan losses         270                843               914             1,062            1,233
   Total loans
     receivable,
     net         $224,702           $203,871          $181,488          $208,648         $238,337

                                                                   5

PAGE

     The following table sets forth the amount of fixed-rate and adjustable-rate loans included in the
Association's total loan portfolio (net of undisbursed loans in process and unearned discounts on consumer and commercial loans) at the dates indicated.


                                                        At June 30,
                       1992              1993              1994              1995              1996
                  Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                                                  (Dollars in thousands)

Fixed rate       $149,284    65%    $145,146   70%    $131,664   71%    $128,649   61%   $126,088   52%
Adjustable-
  rate             79,980    35       63,440   30       54,130   29       83,692   39     115,263   48
    Total        $229,264   100%    $208,586  100%    $185,794  100%    $212,341  100%   $241,351  100%


                                                                  6

     One- to Four- Family Residential Loans. The primary lending activity of the Association is the origination of mortgage loans to enable borrowers to purchase or construct one- to four- family homes. Management believes that this policy of focusing on one- to four- family residential mortgage loans located in its primary market area has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At June 30, 1996, approximately $210 million, or 84%, of the Association's total loan portfolio consisted of loans secured by one- to four- family residential real estate.

     The Association presently originates both fixed-rate mortgage loans and ARM loans secured by single-family properties with terms of 15 to 30 years. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. Loans to purchase one- to four- family residences accounted for $29 million, or 45% of total mortgage loan originations for the year ended June 30, 1996.

     The Association qualifies the borrower based on the borrower's ability to repay the loan using the first year adjusted rate on a one-year ARM loan and the initial rate on a three-, five- or ten-year ARM loan. As a result, the potential for delinquencies and defaults on ARM loans is lessened.

     The loan fees charged, interest rates and other provisions of the Association's ARM loans are determined by the Association on the basis of its own pricing criteria and competitive market conditions. Interest rates and payments on the Association's ARM loans generally are adjusted annually or tri-annually after the initial period to a rate typically equal to 275 to 325 basis points above the one-year constant maturity U.S. Treasury index.

     The Association began offering ARM loans in the early 1980s and currently offers ARM loans with initial rates below those which would prevail under the foregoing computations, determined by the Association based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. The Association has offered one and three year ARM loans for several years. In July 1994, the Association began offering 5/1 and 10/1 ARM loans (i.e., loans with initial rates fixed for five or 10 years before adjusting on an annual basis thereafter). At June 30, 1996, the initial interest rates on the Association's ARM loans ranged from 6% to 8% per annum. The periodic interest rate caps (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Association's ARM loans is generally 100 to 200 basis points per adjustment period and the lifetime interest rate cap is generally 450 to 600 basis points over the initial interest rate of the loan. The Association does not originate negative amortization loans. The terms and conditions of the ARM loans offered by the Association, including the index for interest rates, may vary from time to time. However, the Association intends, subject to market conditions, to emphasize the origination of ARM loans. The Association believes that such loans provide protection to the Association against increases in interest rates. The adjustment feature of such loans also provides greater flexibility to meet competitive conditions as to initial rate concessions while preserving the Association's return on equity objectives by limiting the duration of the initial rate concession.

     While single-family residential real estate loans are normally originated with 15- and 30-year terms and the Association permits its ARM loans to be assumed by qualified borrowers, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in the Association's loan portfolio contain due-on-sale clauses providing that the Association may declare the unpaid amount due and payable upon the sale of the property securing the loan. The Association enforces these due-on-sale clauses to the extent permitted by law and as business judgement dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

     First Federal originated $44 million of one- to four- family ARM loans during the fiscal year ended June 30, 1996. The retention of ARM loans in the Association's loan portfolio helps reduce the Association's exposure to changes in the interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changing rates to be paid by the customer. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, as a marketing incentive, the ARM loans originated by First Federal generally provide for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially (discounting). Because of this, these loans are subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow the Association to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Association has no assurance that yields on ARM loans will be sufficient to offset increases in the Association's cost of funds.

     First Federal also originates conventional fixed-rate mortgage loans on one- to four- family residential properties. Most fixed-rate products are underwritten according to the Federal Home Loan Mortgage Corporation's ("FHLMC") guidelines, utilizing their approved documents, so that the loans qualify for sale in the secondary mortgage market. The Association originates and holds its fixed-rate mortgage loans as long-term investments, but has the capacity to sell these loans as deemed necessary by management. First Federal originated $20 million of fixed-rate mortgage loans during the fiscal year ending June 30, 1996. Of these, 73% had initial maturities of 15 years or less.

     The Association requires either title insurance or an attorney's title opinion assuring the status of its lien on all real estate secured loans and also requires that the fire and extended coverage insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

     The Association's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraisal value or the purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios of greater than 80%. The maximum financing on refinance loans is limited to either 90% of the appraised value and such loans require private mortgage insurance above 80% loan to value.

     Construction Loans. The Association originates construction mortgage loans to residential owner-occupants (custom construction loans) and, on a limited basis, commercial and multi-family properties primarily in the Association's market area. Approximately $19 million, or 30% of the loans originated by the Association for the year ended June 30, 1996 were construction loans. At June 30, 1996, there were $691,000 of commitments to provide additional construction loans. At June 30, 1996, $14 million, or 6%, of total loans were construction loans, all of which were construction/permanent loans (i.e., structured to become permanent loans upon the completion of the construction). The Association has a program to provide financing for speculative housing construction to selected contractors on a limited basis. All construction loans are secured by a first lien on the property under construction.

     Construction lending is generally considered to involve a higher degree of credit risk than other long-term financing of residential properties. The Association's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. The Association has sought to minimize the risks associated with construction lending by limiting construction loans to qualified owner-occupied borrowers with construction performed by qualified state licensed builders located primarily in the Association's market area.

     The Association's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Interim construction loans are qualified at permanent rates in order to ensure the capability of the borrower to repay the loan.

     Loan proceeds are disbursed only as construction progresses and inspections warrant. These loans are either fixed-rate or ARM loans, underwritten to the same standards and to the same terms and requirements except the loans provide for disbursement of funds during a construction period of up to one year. During this period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Disbursements during the construction period are limited to no more than 80%. Up to 95% loan to value upon completion of construction, may be disbursed if private mortgage insurance above 80% loan to value is in place.

     Commercial Real Estate Loans. First Federal has historically engaged in a limited amount of commercial real estate lending. At June 30, 1996, commercial real estate loans in First Federal's portfolio totalled $2 million with most of the properties securing these loans located in South Carolina. This lending has involved loans secured principally by churches, apartment buildings, and owner occupied/rental commercial buildings. Generally, these loans are made for a period of 20 years or less, with a loan-to-value ratio of 80% or less, with a fixed- or adjustable-rate indexed to the One or Three Year Treasury Index.

     At June 30, 1996, the largest single commercial real estate loan was for expansion and improvements to an existing church facility in Anderson, South Carolina. The total amount of the commitment is $900,000. At June 30, 1996, the amount disbursed under the construction agreement was $469,000.

     Loans secured by commercial real estate generally are larger and involve greater risks than one- to four- family residential mortgage loans. Payments on loans secured by such properties are often dependent on successful operation or management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Association seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Association also obtains loan guarantees from financially capable parties. Substantially all of the properties securing the Association's commercial and multi-family real estate loans are inspected by the Association's lending personnel before the loan is made. The Association also obtains appraisals on each property in accordance with applicable regulations.

     Consumer Loans. Consumer lending has been an important part of First Federal's business. Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than the long-term, fixed-rate mortgage loans. The Association's consumer loans consist of automobile loans, loans secured by mortgages on residences, savings account loans, and unsecured loans for any personal or household purposes. At June 30, 1996, the Association's consumer loans totaled approximately $20 million, or 8%, of the Association's loans receivable. Subject to market conditions, management expects to continue to market and originate consumer loans as part of its strategy to provide a wide range of personal financial services to its depository customer base and as a means to enhance the interest rate sensitivity of the Association's interest-earning assets and its interest rate spread.

     Automobile loans are secured by both new and used cars and light trucks and are generally limited to 80% of the "sticker price" or dealer invoice, or the loan value as published by National Automobile Dealers Association or National Auto Research "Black Book." Automobile loans are only made to the borrower-owners on a direct basis or indirectly through designated automobile dealerships using the Association's underwriting standards. New cars are financed for a period of up to 60 months while used cars are financed for 54 months or less depending on the year and model. Collision and comprehensive insurance and vendor single interest coverage is required on all automobile loans. Loans acquired through indirect lending have declined with management's decision to discontinue indirect lending at this time.

     The Association offers closed-end, fixed-rate and open-end, variable rate home equity loans that are made on the security of residences. Loans normally do not exceed 80% of the appraised value of the residence, less the outstanding principal of the first mortgage and have terms of up to 15 years requiring monthly payments of principal and interest. At June 30, 1996, total outstanding consumer home equity loans amounted to $15 million, or 6%, of total loans of the Association.

     The Association makes savings account loans for up to 90% of the depositor's savings account balance. The interest rate is normally 2% above the rate paid on the savings account but not less than prime, and the account must be pledged as collateral to secure the loan. Savings account loans are payable in monthly payments of principal and interest or in a single payment. At June 30, 1996, total loans on savings accounts amounted to $1 million, or less than 1%, of the Association's total loans.

     The Association recently began offering "First Ready Reserve," an unsecured line of credit to guard against checking customer overdrafts. At June 30, 1996, outstanding balances totaled $39,000.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Association, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At June 30, 1996, only $15,000 of the Association's consumer loan portfolio was 90 days or more past due.

     Commercial Loans. As a federally chartered savings institution, the Association is authorized to invest up to 10% of its assets in commercial loans not secured by real property. First Federal offers a variety of business loans, including farm loans, equipment loans, inventory loans and occasionally letters of credit. Commercial loans are primarily offered as an accommodation to existing customers and are offered on a secured and unsecured bases. At June 30, 1996, the total commercial loan portfolio was $3 million, or 1%, of total loans. The largest commercial non-real estate loan was a $1.8 million non-purpose loan secured by class I collateral consisting of stocks listed on the New York Stock Exchange and bonds. The outstanding balance at June 30, 1996 was $1.6 million.

Loan Maturity and Repricing

     The following table sets forth certain information at June 30, 1996 regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  Construction loans are presented net of undisbursed proceeds.  Consumer loans are presented net of unearned discounts.

            Within    After One Year   After 3 Years    After 5 Years     After 10 Years    Beyond
            One Year  Through 3 Years  Through 5 Years  Through 10 Years  Through 20 Years  20 Years  Total
                                                       (Dollars in thousands)

Real estate
  mortgage  $    72      $  610            $3,497          $18,522           $68,136       $119,659 $210,496
Commercial
 real
 estate         209         451             1,194              102                51             15    2,022
Construction  5,161          --                --               --                --             --    5,161
Consumer      5,627       2,827             2,684            5,361             3,677             --   20,176
Commercial    2,622         343               272              259                --             --    3,496

 Total
   loans    $13,691      $4,231            $7,647          $24,244           $71,864       $119,674 $241,351


     The amount of loans as of June 30, 1996 due after June 30, 1997, which have fixed interest rates and have floating or adjustable interest rates were $119 million and $109 million, respectively.


                                                            11

PAGE

     Loan Solicitation and Processing. Loan applicants come through direct solicitation by Association personnel, referrals by realtors, builders, previous and present customers and various media advertising promotions. All types of loans may be originated in any of the Association's 11 offices. Processing of mortgage loans are performed in the Greenwood office or in the main office in Anderson, while consumer loans can be processed by each loan officer in all 11 offices. All loans are serviced from the main office in Anderson. Applications for fixed-rate and ARM loans on one- to four- family properties are primarily underwritten and closed based on FHLMC standards, and other loan applications are underwritten and closed based on the Association's own guidelines.

     The Association underwrites each individual loan file and performs ride-by site inspections on 10% to 25% of the loans in each package of loans that it purchases. Loans selected for site inspections are generally loans with large principal balances or loan-to-value ratios exceeding 80%.

     Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral is undertaken by a fee appraiser approved by First Federal and licensed or certified by the State of South Carolina.

     Residential loans up to $150,000 may be approved by any two members of the Loan Committee. Residential loans between $150,000 and $300,000 must be approved by two members of the Board of Directors. Residential loans in excess of $300,000 must be approved by the full Board of Directors or the Executive Committee acting on behalf of the Board.

     Consumer and commercial loans not exceeding $100,000 are approved by loan officers based on their pre-approved lending limits. Loans over $100,000 through $150,000 require the approval of two members of the Board of Directors. Loans in excess of $150,000 requires the approval of the Board of Directors or its appointees.

     Loan applicants are promptly notified of the decision of the Association. Interest rates are subject to change if the approved loan is not closed within the time of the commitment.

     Loan Originations, Sales and Purchases. The Association originates fixed and adjustable rate residential mortgage loans that meet or exceed the applicable underwriting requirements of the FHLMC. During the year ended June 30, 1996 the Association did not sell any loans. The total of loans serviced for others as of June 30, 1996 was approximately $4 million.

     During the year ended June 30, 1996, the Association's total mortgage loan originations were $64 million, of which 69% were subject to periodic interest rate adjustments and 31% were fixed rate loans.

     Beginning in the late 1970s, the Association began purchasing loan participations because the Association's traditional deposit sources of funds began to outpace the demand for loans in its primary market area. As interest rates increased during the 1980s, the Association experienced higher deposit inflows and reduced loan demand. As a result, the Association purchased a number of packages of deeply discounted whole loans. During 1985 through 1986, the Association focused on improving the interest rate sensitivity of its assets and purchased packages of ARM loans. Subsequent to this period, the Association has established a small network for purchasing ARM loans which involved institutions located in selected Southeastern states.

     In addition to selling loans, First Federal has purchased in the secondary market ARM loans secured by single-family residential properties located outside of its primary market area. The Association's purchases in the secondary market are dependent upon the demand for mortgage credit in the local market area and the availability of suitable loan product being offered for sale.

     The Association purchases primarily single-family owner-occupied ARM loans on primary residences. These loans typically have adjustment periods of from one to three years. The Association seeks loans primarily in the Southeast (excluding Florida), but has also purchased selected loans in areas from Pennsylvania to New England.

     During the year ended June 30, 1996, the Association purchased loans totaling $5 million. At June 30, 1996, 71% of purchased loans were ARM loans.

     During the year ended June 30, 1996, the Association's loan portfolio grew by $30 million, or 14% as a result of increased loan originations. Mortgage loan originations increased by $11 million over 1995. Principal repayments increased by $14 million over 1995. Lower mortgage rates and increased refinancing during the year contributed to the increases in both originations and repayments.

     To supplement the local production, the Association has established a network of correspondents to originate ARM loans. While the marketplace favors fixed-rate mortgage products, management seeks the interest rate sensitivity of the ARM loans to reduce market rate risk. Additionally, to attempt to increase originations further, the Association offers 3/1, 5/1 and 10/1 ARM loans and open-end home equity loans. These loans have helped management meet community needs, broaden the Association's customer base and add additional lines of business. In addition, management is also reviewing its options for increased production of existing products.

PAGE

     The following table shows the location of the real estate securing purchased participation and whole loans and the delinquency experienced on these loans at the dates indicated.

                                       At June 30,
                         1994              1995               1996
                             % of               % of               % of
                             Total             Total            Total
                              Real              Real            Real
                            Estate            Estate            Estate
                   Amount    Loans   Amount    Loans   Amount   Loans
                                (Dollars in thousands)

Purchased
 Participation
 Loans
  Southeast(1)    $  529     --%     $  402     --%    $  322    --%
  South
   Carolina        3,601      3       2,927      2      1,372     1
     Total        $4,130      3%     $3,329      2%    $1,694     1%

Purchased Whole
 Loans
  New
  England(2)      $5,945      4%     $5,203      3%    $2,206     1%
  Midwest(3)         512     --         406     --        300    --
  Mid
   Atlantic(4)     5,641      3       4,292      2      3,425     2
  Southeast(1)    13,208      8      10,821      5      7,298     3
  South
   Carolina       10,221      6      11,313      6     13,889     6
     Total       $35,527     21%    $32,035     16%   $27,118    12%

Total purchased
 participation
 and whole
 loans           $39,657     24%    $35,364     18%   $28,812    13%

Percent of
 total loans          21%                16%               11%

Purchased
 participation
 loans 90 days
 or more
 delinquent      $   --             $    --           $    --

Purchase whole
 loans 90 days
 or more
 delinquent         143                 646                38

Total purchased
 participation
 and whole
 loans 90 days
 or more
 delinquent      $  143               $  646          $    38

Percent of
 total loans        .08%                 .29%                 .02%

(1) Primarily includes loans secured by properties in Alabama, Florida, Georgia, North Carolina and Virginia.
(2) Primarily includes loans secured by properties in Connecticut, Maine, Massachusetts, New Hampshire and Rhode Island.
(3)   Primarily includes loans secured by properties in Indiana and North
      Dakota.
(4) Primarily includes loans secured by properties in Maryland, New Jersey, Pennsylvania, West Virginia and the District of Columbia.

     The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.


                                       Years Ended June 30,
                       1994                    1995                1996
                                          (In thousands)

Total mortgage
 loans at
 beginning
 of period          $188,215                 $165,341            $196,245
Loans originated:
 Single-family
 residential          18,371                   36,334              44,828
 Multi-family
  residential and
  commercial
  real estate             --                       --                  --
 Construction
  loans                5,773                   16,813              19,304
 Other loans             145                      135                 198
   Total loans
    originated        24,289                   53,282              64,330

Single-family
 residential
 loans purchased          --                    3,250               5,428

Total whole
 loans sold           (1,921)                      --                  --

Mortgage loan
 principal
 repayments          (45,915)                 (25,720)            (39,466)

Other                    673                       92                 201
Net loan
 activity            (22,874)                  30,904              30,493

Total mortgage
 loans at end
 of period          $165,341                 $196,245            $226,738


     Loan Commitments. The Association issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from application. The Association had outstanding loan commitments of approximately $3.6 million at June 30, 1996. Also, the Association had undisbursed advances on consumer lines of credit of $6 million at June 30, 1996. See Notes 21 and 22 of the Notes to Consolidated Financial Statements contained in the Annual Report.

     Loan Origination and Other Fees. The Association, in some instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Association varies, though the range generally is between 0 and 2.5 points. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. The Association had $559,000 of net deferred mortgage loan fees and $126,000 of deferred consumer loan expense at June 30, 1996.

     The Association also receives loan servicing fees on the loans it sells by retaining servicing responsibilities.

     Nonperforming Assets and Delinquencies. When a mortgage loan borrower fails to make a required payment when due, the Association institutes collection procedures. The first notice is mailed to the borrower 16 days after the payment due date and, if necessary, a second written notice follows by the 10th day of the following month. Attempts to contact the borrower by telephone generally begin approximately 15 days after the 10th day notice is mailed to the borrower. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current or an agreement is made. Before the 90th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish (i) the cause of the delinquency,
(ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default. Also, in the case of second mortgage loans, before the 90th day of delinquency, all superior lienholders are contacted to determine (a) the status and unpaid principal balance of each superior lien, (b) whether any mortgage constituting a superior lien has been sold to any investor, and (c) whether the borrower is also delinquent under a superior lien and what the affected lienholder intends to do to resolve the delinquency.

    If the borrower cannot be reached and does not respond to collection efforts, a personal collection visit or property inspection is made. The physical condition and occupancy status of the property is determined before recommending further servicing action. Such inspection normally takes place before the 90th day of delinquency. By the 30th day of delinquency, the Association notifies the borrower that home ownership counseling is available for eligible homeowners.

     In most cases, delinquencies are cured promptly; however, if by the 90th day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated. Interest income on loans is reduced by the full amount of accrued and uncollected interest.

     When a consumer loan borrower fails to make a required payment on a consumer loan by the payment due date, the Association institutes collection procedures. The first notice is mailed to the borrower 11 days following the payment due date. The borrower is also contacted by the use of collection letters, phone calls or personal visits to determine the nature of delinquency and to agree on a method to cure the default.

     In most cases, delinquencies are cured promptly; however, if, by the 15th day following the grace period of delinquency no progress has been made, a written notice is mailed informing the borrowers of their right to cure the delinquency within 20 days and of the Association's intent to begin legal action if the delinquency is not corrected. Depending on the type of property held as collateral, the Association either obtains a judgment in small claims court, takes action to repossess the collateral, or initiates a foreclosure action.

     The Association's Board of Directors is informed on a monthly basis as to the status of all mortgage and consumer loans that are delinquent 30 days or more, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Association.

     The following table sets forth information with respect to the Association's nonperforming assets at the dates indicated. At the dates shown, the Association had no restructured loans within the meaning of SFAS 15.



                                           At June 30,
                        1992       1993       1994       1995       1996
                                   (Dollars in thousands)
Loans accounted for on
 a nonaccrual basis:
  Real estate -
   Residential          $397       $471        $179       $704     $584(1)
   Commercial             --         --          --         --       --
  Commercial business     --         --          --         --       --
  Consumer                --         --          --         --       --
      Total             $397       $471        $179       $704     $584

Accruing loans
 which are
 contractually
 past due 90 days
 or more:
  Real estate -
   Residential          $ 89        $ --        $ --      $ --      $ --
   Commercial             --          --          --        --        --
  Commercial
   business               --          --          --        --        --
  Consumer               212          21          17        58        15
       Total            $301        $ 21        $ 17      $ 58      $ 15

  Total of
   nonaccrual
   and 90 days past
   due loans            $698        $492        $196      $762      $599
Real estate owned        191         323         229        27        25
Other nonperforming
  assets                  77          48           5        --        --
   Total
    nonperforming
    assets              $966        $863        $430      $789      $624

Total loans delinquent
  90 days or more
  to total loans        0.30%       0.23%       0.10%     0.35%     0.24%

Total loans delinquent
  90 days or more
  to total assets       0.22%       0.16%       0.06%     0.22%     0.18%

Total nonperforming
  assets to total
  assets                0.30%       0.27%       0.13%     0.22%     0.19%


(1) $58,000 of interest income would have been recorded during the year ended June 30, 1996 if these loans had been current, while only $37,000 was recorded in net income for the period.

     Real Estate Owned. Real estate acquired by the Association as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at fair value. Subsequent to foreclosure, the property is carried at the lower of initial fair value or existing fair value less cost to sell (net realizable value). Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price less selling and holding costs. At June 30, 1996, the Association had $25,000 of real estate owned.

     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a special mention category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. If an asset or portion thereof is classified loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified loss.
A portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

     The Association's senior officers meet monthly to review all classified assets, to approve action plans developed to resolve the problems associated with the assets and to review recommendations for new classifications, any changes in classifications and recommendations for reserves.

     At June 30, 1996, the Association's classified assets totaled approximately $816,000 which includes classified loans and other real estate owned of $791,000 and $25,000, for which specific loss allowances of $16,000 and $0, respectively, have been provided.

     At June 30, 1995 and 1996, the aggregate amounts of the Association's classified assets were as follows:

                                             At June 30,
                                     1995                  1996
                                           (In thousands)
Loss                                $   7                  $ 16
Doubtful                               --                    --
Substandard assets                    872                   800
Special mention                        --                    --

     Loans classified above do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Allowance for Loan Losses. The Association has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

     In originating loans, the Association recognizes that losses will be experienced and that the risk of loss will vary with among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Association increases its allowance for loan losses by charging provisions for possible loan losses against the Association's income.

     At June 30, 1996, the Association's loan portfolio consisted of several loans that were determined by management to have a certain element of risk that may require the Association to establish additional allowances. These loans included $27 million, or 12%, of the Association's loan portfolio that were secured by properties located outside of the State of South Carolina.

     The general valuation allowance is maintained to cover possible but unidentified losses in the portfolio of performing loans. Management reviews the adequacy of the allowance at least quarterly based on its knowledge of the portfolio including current asset classifications, the Association's write-off history, economic conditions affecting the real estate markets and industry standards.

     Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation.

     A provision for losses is charged against income on a monthly basis to maintain the allowances. The provisions for losses charged against income for the years ended June 30, 1994, 1995 and 1996 were $225,000, $180,000 and
$180,000, respectively. At June 30, 1996, the Association had allowances for loan losses of $1.2 million, which represented .49% of total loans.
Management believes that the amount maintained in the allowances will be adequate to absorb possible losses in the portfolio.

     Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

     At June 30, 1996, based on the information available to the Association at that time, the Association anticipates that it will have the following approximate amounts of charge-offs against the Association's income during the next full year of operations. The numbers in the table set forth below represent projections based on management's best estimate of anticipated charge-offs during the next year. No assurance can be given, however, that the Association's future charge-off experience will match these projections.

                 Type of Loan                           Amount
                                                    (In thousands)
                 Mortgage Loans:
                 One- to four- family                    $ 20
                  Construction                             10
                  Commercial real estate                   20
                  Other real estate                        --
                 Consumer Loans:
                  Real estate                              20
                  Automobile                               40
                  Other                                    50
                 Commercial                                20
                    Total                                $180

     Charge-offs occur when loans with specific reserves are foreclosed. The specific reserve, along with any additional amounts necessary to reduce the carrying value to fair market value, is charged-off. The book value of the foreclosed asset is thereafter carried at the lower of the asset's book value or its net realizable value. When the asset is sold, any excess/(deficiency) over the book value is reflected on the books as a gain/(loss) on the sale of real estate owned.

     The Association's market area is heavily concentrated in manufacturing, although there are more than 200 different manufacturing firms that employ over 20,000 people in Anderson County alone. The BMW automotive plant in nearby Spartanburg County, approximately 45 miles from Anderson County, is expected to attract additional support manufacturers to the upstate area of South Carolina, including Anderson County which is in the Interstate-85 corridor halfway between Atlanta, Georgia and Charlotte, North Carolina. Real estate values have been stable to slightly increasing over the past three years.

     There can be no assurance as to the future performance of real estate markets, including those in which the Association primarily operates. A downturn in the South Carolina real estate markets could have a material adverse effect on the Association's operations. For example, depressed real estate values may result in increases in nonperforming assets, hamper disposition of such nonperforming assets and result in losses upon such disposition.

     While the Association believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Association's loan portfolio, will not request the Association to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Association's financial condition and results of operations.

     The following table sets forth an analysis of the Association's gross allowance for possible loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

                                   Years Ended June 30,
                        1992     1993      1994      1995     1996
                                      (Dollars in thousands)

Allowance at beginning
 of period              $369     $270      $843    $  914    $1,062
Provision for loan
 losses                  175      805       225       180       180
Recoveries                 3        4        30        52        35

Charge-offs:
 Mortgage                 --       --        --        --        12
 Commercial                1       --        --        25        --
 Consumer                276      236       184        59        32
   Total charge-offs     277      236       184        84        44
   Net charge-offs       274      232       154        32         9
    Balance at end
     of period          $270     $843      $914    $1,062    $1,233

Ratio of allowance
  to total loans
  outstanding at the
  end of the period      .12%     .40%      .48%      .48%      .49%
Ratio of net charge-
  offs to average
  net loans outstanding
  during the period      .11%     .11%      .08%      .02%       --

     Mortgage-Backed Securities. To supplement lending activities in periods of deposit growth and/or declining loan demand, the Corporation has invested in residential mortgage-backed securities. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and market values of the Corporation's mortgage-backed securities portfolio, see Note 4 of the Notes to Consolidated Financial Statements in the Annual Report. The Corporation invests in mortgaged-backed securities guaranteed by FHLMC and the Federal National Mortgage Association ("FNMA").

     Mortgage-backed securities are generally fixed- or adjustable-rate instruments with terms up to 30 years. The value of fixed-rate securities fluctuates with changes in market interest rates. Also, prepayments of the mortgages which collateralize adjustable-rate securities typically increase during periods of lower interest rates. Increased prepayments affect the carrying values and yields on these securities.

     As of June 30, 1996, the Corporation's portfolio included $18 million of mortgage-backed securities purchased as investments to supplement the Corporation's mortgage lending activities. These mortgage-backed securities were comprised of 84% adjustable-rate and 16% fixed-rate securities. As of June 30, 1996, the Corporation owned no collateralized mortgage obligations.

Investment Activities

     Federal savings and loan associations have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Atlanta, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain minimum levels of liquid assets which vary from time to time. See "REGULATION -- Federal Home Loan Bank System." The Association may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

     The Association is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. See "REGULATION." The balance of the Association's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short maturities. At June 30, 1996, the Association's regulatory liquidity was 13%, which exceeds the 5% required by OTS regulations and the 12% target level established by the Association. It is the intention of management to hold securities with short-term maturities in the Association's investment portfolio in order to enable the Association to provide liquidity and to match more closely the interest-rate sensitivities of its assets and liabilities.

     The Asset Liability Committee ("ALCO"), comprised of the Association's President, Executive Vice President and other Vice Presidents, determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures.

     Investments are made following certain considerations, which include the Association's liquidity position and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits, anticipated loan amortization and repayments, and amortization of mortgage-backed securities). Further, the effect that the proposed investment would have on the Association's "gap" position, credit and interest rate risk, and risk-based capital is given consideration during the evaluation. The interest rate, yield, settlement date and maturity are also reviewed.

     All book entry securities purchases are settled delivery versus payment and placed in safekeeping at the Federal Reserve Bank of Richmond ("FRB-Richmond"). Securities not eligible for safekeeping at the FRB-Richmond are held at a commercial bank. At June 30, 1996, the combined securities portfolio of the Association and the Corporation totaled approximately $51 million and consisted principally of Treasury securities, U.S. Government agency securities, mutual funds and insured certificates of deposit.

     The following table sets forth the Corporation's investment securities portfolio at carrying value at the dates indicated.

                                      At June 30,
                    1994                  1995                 1996
              Book      Percent of  Book      Percent of  Book      Percent of
              Value(1)  Portfolio   Value(1)  Portfolio   Value(1)  Portfolio
                                   (Dollars in thousands)
Investment
  securities:
Insured
  certificates
  of deposit   $ 9,606      10%      $  6,127      7%      $ 5,679     11%
U.S. government
  treasury and
  obligations
  of U.S.
  government
  agencies      58,741       60        54,933     61        17,995      35
Municipal
  bonds            606        1           489      1            --      --
Other debt
  securities     1,000        1            --     --            --      --
Subtotal        69,953       72        61,549     69        23,674      46

Securities
  available
  for sale:
U.S. government
  treasury and
  obligations
  of U.S.
  government
  agencies          --       --            --     --        27,316       54
Mutual funds    27,825       28        28,285     31            --       --
Subtotal        27,825       28        28,285     31        27,316       54
 Total         $97,778      100%     $ 89,834    100%      $50,990      100%

________________
(1) The market value of the Corporation's investment securities portfolio amounted to $69 million, $61 million and $23 million at June 30, 1994, 1995 and 1996, respectively.

     The following table sets forth the maturities and weighted average yields of the securities in the Corporation's investment securities portfolio at June 30, 1996.

                      Less Than      One to         Five to      Greater than
                      One Year     Five Years      Ten Years       Ten Years
                    Amount  Yield  Amount  Yield  Amount  Yield  Amount  Yield
                                      (Dollars in thousands)

Investment
  securities:
Insured certificates
  of deposit        $5,579   5.20%  $  100  6.10%  $   --    --%  $   --   --%
U.S. government
  treasury and
  obligations of
  U.S. government
  agencies              --     --    1,000  6.33    7,995  6.59    9,000  7.23
 Subtotal            5,579           1,100          7,995          9,000

Securities available
  for sale:
U.S. government
  treasury and
  obligations of U.S.
  government
  agencies          16,126   5.49     6,190  6.96   5,000  8.00       --    --
   Total           $21,705           $7,290       $12,995         $9,000

     There was no security held by the Association as of June 30, 1996, other than U.S. Government and agency securities, which had an aggregate book value in excess of 10% of the Association's retained earnings.

Subsidiary Activities

     General. Federal associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Association's investment in its service corporation at June 30, 1996 did not exceed the limits applicable to federal savings and loan associations.

     First Federal is the 100% owner of First Master Service Corporation ("First Master"), a South Carolina corporation, which was incorporated in 1984. At June 30, 1996, the Association had $1,000 invested in First Master's common stock and $271,000 of equity interest in First Master's accumulated losses. First Master is principally engaged in real estate development and leasing activities. The Association has advanced funds to First Master for acquisition of properties and operations. These funds were advanced on an unsecured basis at a rate of interest indexed to the Association's costs of funds. The amount of advances outstanding at June 30, 1996 is $987,000. From November 1984 to November 1987, First Master acquired 45.6 acres of undeveloped real estate. The property, consisting of 11.6 acres of prime commercial land and 34 acres of residential or other purpose land, is located near Anderson, South Carolina. The total amount invested in the property is $588,000. As a result of failed negotiations with a joint venture partner, the plans to construct a retirement facility were discontinued in 1987. First Master is currently considering other options for the property. On December 23, 1985, First Master entered into an agreement to lease other land and building to an investor for a national restaurant franchise. The lease term is 20 years. The net amount invested in the property as of June 30, 1996 is $178,000. During the last quarter of the fiscal year, First Master began the operation of the Investment Center at First Federal. The Center, which sells uninsured investment products, reached profitable levels in its fourth month of operations. During the year ended June 30, 1996, First Master recognized net income of $3,000. The operations of First Master are included in the Corporation's consolidated financial statements contained in the Annual Report.

Deposit Activities and Other Sources of Funds

     General. Deposits and loan and investment repayments are the major sources of the Association's funds for lending and other investment purposes. Scheduled loan repayments and investment maturities are relatively stable sources of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

     Deposit Accounts. Deposits are attracted from within the Association's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Association considers current market interest rates, alternative sources of funds, matching deposit and loan products and its customer preferences and concerns. The Association generally reviews its deposit mix and pricing weekly.

                                      23
PAGE

     The following table sets forth information concerning the Association's deposits at June 30, 1996.

                                                                                                  Percentage
Interest                                                               Minimum                      of Total
Rates Offered        Term             Category                         Amount          Balance      Deposits
                                                                                   (In thousands)

2.00 - 2.10%         Daily            NOW accounts                    $500/2,500       $ 19,852        7%
    None             Daily            Non-interest checking                 none          1,577        1
2.75 - 3.75          Daily            Money market accounts           500/10,000         15,574        5
2.25 - 2.50          Daily            Passbook savings account          50/2,500         27,470       10

                     Certificates of Deposit(1)

  4.80               91 days          Fixed term, fixed rate                 500          2,624        1
  5.15               6 months         Fixed term, fixed rate                 500         52,184       18
  5.25               12 months        Fixed term, fixed rate                 100         85,977       30
  5.30               18 months        Fixed term, fixed rate                 100          6,041        2
  5.30               24 months        Fixed term, fixed rate                 100         20,250        7
  5.30               30 months        Fixed term, fixed rate                 100          2,961        1
  5.30               36 months        Fixed term, fixed rate                 100         30,922       11
  5.40               60 months        Fixed term, fixed rate                 100          6,514        2
  5.40               84 months        Fixed term, fixed rate                 100         12,089        4

various              various          Jumbo certificates                 100,000          4,200        1
  --                 --               Less premium on deposits acquired                     (18)      --

                     Total                                                             $288,217      100%


(1)  Includes accounts with balances of $100,000 or more with remaining maturities of three months or less, three to six months, six to 12 months and over 12 months of $12 million, $5 million, $8 million and $8 million, respectively.

                                                          24

PAGE

Deposit Flow

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Association at the dates indicated.




                                                 At June 30,
                         1994                       1995                               1996
                              Percent              Percent                            Percent
                               of                   of         Increase                 of      Increase
                    Amount    Total      Amount    Total      (Decrease)    Amount     Total   (Decrease)
                                                  (Dollars in thousands)

Non-interest
  bearing          $     845    --%     $  1,222     --%        $  377      1,577        1%      $  355
NOW checking          19,752     7        19,020      7           (732)    19,852        7          832
Passbook savings
  accounts            31,435    12        27,634     10         (3,801)    27,470       10         (164)
Money market
  deposit             15,619     6        14,700      5           (919)    15,574        5          874
Jumbo certificates       100    --         2,654      1          2,554      4,200        1        1,546
Other fixed-rate
  certificates
  which mature:
  Within one year    158,363    58       160,744     58          2,381    160,531       56         (213)
  Within three
    years             31,462    12        43,119     16         11,657     54,810       19       11,691
  After three years   14,207     5         9,169      3         (5,038)     4,221        1       (4,948)
   Less: Premium on
     deposits
     acquired            (49)   --           (31)    --             18        (18)      --           13
       Total        $271,734   100%     $278,231    100%        $6,497   $288,217      100%      $9,986

                                                                  25

PAGE

Time Deposits by Rates

    The following table sets forth the time deposits in the Association classified by rates as of the dates indicated.


                                                                      At June 30,
                                              1994                        1995                       1996
                                                                    (In thousands)


  3.00% and below                          $      --                  $      --                  $      --
  3.01 - 4.00%                               127,152                      4,364                         --
  4.01 - 5.00%                                28,828                     44,310                     12,887
  5.01 - 6.00%                                23,113                     85,323                    163,669
  6.01 - 7.00%                                 4,804                     68,534                     37,664
  7.01 - 9.00%                                16,500                     12,028                      9,542
  9.01 - 11.00%                                3,735                      1,127                         --
      Total                                 $204,132                   $215,686                   $223,762

     The following table sets forth the amount and maturities of time deposits at June 30, 1996.

                                                                       Amount Due
                                                                                                 Percent
                                                                                                 of Total
                Less Than      1-2          2-3          3-4          After                     Certificate
                One Year       Years        Years        Years        4 Years       Total        Accounts
                                             (Dollars in thousands)
4.01 - 5.00%    $ 12,735     $   152      $    --       $   --        $   --       $ 12,887          6%
5.01 - 6.00%     139,683      14,469        7,572          869         1,076        163,669         73
6.01 - 7.00%      10,954      20,007        4,472        1,477           754         37,664         17
7.01 - 9.00%       1,359       4,114        4,024           --            45          9,542          4
  Total         $164,731     $38,742      $16,068       $2,346        $1,875       $223,762        100%

                                                     26

     The following table sets forth the savings activities of the Association for the periods indicated.


                                     Years Ended June 30,
                           1994             1995            1996
                                        (In thousands)

Beginning balance         $284,704        $271,734        $278,231
Net increase (decrease)
 before interest
 credited                  (24,279)         (5,102)         (4,297)

Interest credited           11,284          11,581          14,270

Net increase (decrease)
  in savings deposits      (12,995)          6,479           9,973

Deposit premium
  amortization                  25              18              13

Ending balance            $271,734        $278,231        $288,217

     In the unlikely event the Association is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Corporation, as stockholder of the Association. Substantially all of the Association's depositors are residents of South Carolina or Northern Georgia.

     Borrowings. Savings deposits are the primary source of funds for the Association's lending and investment activities and for its general business purposes. The Company has entered into an agreement with a broker-dealer to sell an agency security and to repurchase that security at the maturity of the agreement. Under this agreement, $5 million was borrowed for two years at a rate of 6.41%. Additionally, the Association may rely upon advances from the FHLB-Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Atlanta has, from time to time, served as one of the Association's primary borrowing sources. Advances from the FHLB-Atlanta are typically secured by the Association's first mortgage loans. At June 30, 1996, the Association had no borrowings from the FHLB-Atlanta.

     The FHLB-Atlanta functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Association is required to own capital stock in the FHLB-Atlanta and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

                                 REGULATION

General

     The Association is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements.

In addition, the Association's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Association's mortgage documents. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Association's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Association and their operations. The Corporation, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

Federal Regulation of Savings Associations

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner.

     The Association, as a member of the FHLB-Atlanta, is required to acquire and hold shares of capital stock in the FHLB-Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Atlanta. The Association is in compliance with this requirement with an investment in FHLB-Atlanta stock of $2.7 million at June 30, 1996.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Atlanta.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. In 1989 the FDIC also became the insurer, up to the prescribed limits, of the deposit accounts held at federally insured savings associations and established two separate insurance funds: the BIF and the SAIF. As insurer of deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     The Association's accounts are insured by the SAIF. The FDIC insures deposits at the Association to the maximum extent permitted by law. The Association currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates currently ranging from .23% for well capitalized, financially sound institutions with only a few minor weaknesses to .31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. Until the second half of 1995, the same matrix applied to BIF-member institutions. The FDIC is authorized to raise assessment rates in certain circumstances.
The Association's assessments expensed for the year ended June 30, 1996,
totalled $640,000.   Effective January 1, 1996, the FDIC substantially reduced
deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the BIF. Under the new assessment schedule, rates were reduced to a range of 0 to 27 basis points, with approximately 92% of BIF members paying the statutory minimum annual assessment rate of $2,000. With respect to SAIF member institutions, the FDIC has retained the existing rate schedule of 23 to 31 basis points. The Association is a member of the SAIF rather than the BIF.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Association.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 5%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements.

     Prompt Corrective Action. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10% or more, has a Tier I risk-based capital ratio of 6% or more, has a leverage ratio of 5% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier I risk-based capital ratio of 4% or more and a leverage ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a leverage ratio that is less than 4% (3% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

     A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity.
(The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

     An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

     At June 30, 1996, the Association was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and
(vi) compensation, fees and benefits. The federal banking agencies adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also proposed asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. If the OTS determines that the Association fails to meet any standard prescribed by the Guidelines, the agency may require the Association to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1996, the qualified thrift investments of the Association were approximately 94% of its portfolio assets.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Corporation is not subject to any minimum capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

     As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Association.

     Savings associations also must maintain "tangible capital" not less than 1.5% of the Association's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

     Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital until savings associations become familiar with the process for requesting an adjustment to its interest rate risk component.

     At June 30, 1996, First Federal's core capital of approximately $34 million, or 10.5% of adjusted total assets, was $24 million in excess of the OTS requirement of $10 million, or 3% of adjusted total assets. As of such date, the Association's tangible capital of approximately $34 million, or 10.5% of adjusted total assets, was $29 million in excess of the OTS requirement of $5 million, or 1.5% of adjusted total assets. Finally, at June 30, 1996, the Association had risk-based capital of approximately $35 million or 23% of total risk-weighted assets, which was $23 million in excess of the OTS risk-based capital requirement of $12 million or 8% of risk-weighted assets.

     Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Association to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

     A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

     The Association is currently meeting the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1996, the Association's limits on loans to one borrower were $5 million, or $9 million, based on the type of collateral obtained. At June 30, 1996, the Association's largest aggregate amount of loans to one borrower was $1.6 million.

     Activities of Associations and Their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same
extent as if the savings association were a Federal Reserve member bank.   A
savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions.

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Association has not been significantly affected by the rules regarding transactions with affiliates.

     The Association's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Association may make to such persons based, in part, on the Association's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

Savings and Loan Holding Company Regulations

     Holding Company Acquisitions. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Holding Company Activities. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions.
If the Corporation acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple holding company.

     Qualified Thrift Lender Test. The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                   TAXATION

Federal Taxation

     General. The Corporation and the Association report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Corporation.

     Tax Bad Debt Reserves. For taxable years beginning prior to January 1, 1996, savings institutions such as the Association which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Association's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Association's actual loss experience, or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Association's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the Association's actual loss experience over a period of several years. Each year the Association selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve. The Association used the percentage method bad debt deduction for the taxable years ended June 30, 1995, 1994 and 1993.

     Recently enacted legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As result, savings associations will no longer be able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations will be required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At June 30, 1996, the Association's post-1987 reserves totalled approximately $2 million. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. The Association anticipates that it will meet the residential loan requirement for the taxable year ending June 30, 1997.

     Under prior law, if the Association failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Association would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period.
At June 30, 1996, the Association's total bad debt reserve for tax purposes was approximately $10 million. Among other things, the qualifying thrift definitional tests required the Association to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Association in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

     Distributions. To the extent that the Association makes "nondividend distributions" to the Corporation that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Association's taxable income. Nondividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Association's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Association. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Association makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Association. The Association does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid.

     Dividends-Received Deduction and Other Matters. The Corporation may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Corporation and the Association will not file a consolidated tax return, except that if the Corporation or the Association owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     Other Federal Tax Matters. Other recent changes in the federal tax system could also affect the business of the Association. These changes include limitations on the deduction of personal interest paid or accrued by individual taxpayers, limitations on the deductibility of losses attributable to investment in certain passive activities and limitations on the deductibility of contributions to individual retirement accounts. The Association does not believe these changes will have a material effect on its operations.

     There have not been any IRS audits of the Association's Federal income tax returns or audits of the Association's state income tax returns during the past five years.

South Carolina Taxation

     Under the laws of South Carolina, the Association is required to pay an income tax at the rate of 6% of net income as defined in the statute. This rate of tax is imposed on financial institutions, such as savings and loan associations, in lieu of the general state business corporation income tax.

Competition

     The Association faces strong competition in the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from other thrift institutions, credit unions and from commercial banks located in its primary market area. Particularly in times of high interest rates, the Association has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Association's competition for loans comes principally from other thrift institutions, commercial banks, mortgage banking companies and mortgage brokers.

     According to the most current information available, based on total deposits as of June 30, 1995, the Association had the largest deposit share of the 24 savings and loan associations, commercial banks and credit unions located in Anderson County.

Personnel

     As of June 30, 1996, the Association had 116 full-time and nine part-time employees. The employees are not represented by a collective bargaining unit. The Association believes its relationship with its employees to be good.

     Executive Officers. The executive officers of the Corporation and Association are as follows:

                          Age at
                          June 30,                 Position
           Name            1996        Corporation          Association

David C. Wakefield, III     52     Director, President     Director, President
                                   and Chief Executive     and Chief Executive
                                   Officer                 Officer

John L. Biediger            38     Executive Vice          Executive Vice
                                   President and           President and
                                   Treasurer               Treasurer

Douglas T. Locke            52     Senior Vice President   Senior Vice
                                                           President

Carole K. Bain              56     Vice President and      Vice President and
                                   Corporate Secretary     Corporate Secretary

Henry D. Bone               62     N/A                     Vice President


Dennis B. Fowler            49     N/A                     Vice President

     David C. Wakefield, III joined First Federal in 1976 and has served as President and Chief Executive Officer since 1991. Prior to being appointed President and Chief Executive Officer, Mr. Wakefield has served as Chief Operating Officer, Executive Vice President and Vice President of the Association. Mr. Wakefield is a member and past director of the Anderson Rotary Club, serves on the Board of Visitors for Anderson College, and is a licensed real estate broker.

     John L. Biediger has been with the Association since 1983 and has served as Executive Vice President and Treasurer since 1991. Prior to being appointed Executive Vice President and Treasurer, Mr. Biediger served as a Vice President of the Association. Mr. Biediger is a certified public accountant and member of both the South Carolina Association and American Institute of Certified Public Accountants. He is also a past chairman and a board member of Christmas in April of Anderson, Inc.

     Douglas T. Locke joined First Federal in 1965 and currently is Senior Vice President in charge of the Association's operations. Mr. Locke serves as a Director of the Broadway Water and Sewer District and is a former director of the Bank Administration Institute.

     Carole K. Bain has been employed by First Federal since 1958 and currently is Vice President/Savings Division and Corporate Secretary of the Association. Ms. Bain serves as Treasurer of the Foothills Sertoma Club and is active in the Anderson YMCA and the Headstart Programs.

     Henry D. Bone joined First Federal in 1984 and currently is Vice President and Manager of the Commercial Banking Division. Mr. Bone is a past President of the Lakeside Sertoma Club and served as a member of the Anderson Vision 2002 Committee.

     Dennis B. Fowler has been with First Federal since 1976 and currently is Vice President of Mortgage Lending. Mr. Fowler is Vice President and Director of the Electric City Lions Club, a Director of the Habitat for Humanity, a member of the Anderson Board of Realtors and a member of the Homebuilders Association of Anderson.

Item 2.  Properties

     The following table sets forth the location of First Federal's offices and other facilities used in operations as well as certain additional information relating to these offices and facilities as of June 30, 1996.


                                                           Building    Land
                      Year               Building          Owned/      Owned/
Location             Opened      Cost    Net Book Value    Leased      Leased
                               (Dollars in thousands)

Main Office
201 North Main
 Street(1)            1962      $2,782       $1,309         Owned      Owned
Anderson, South
 Carolina

Branch Offices
2918 North Main
 Street               1976        410           245         Owned      Owned
Anderson, South
 Carolina

2808 South Main
 Street               1977        373           221         Owned      Owned
Anderson, South
 Carolina

Powdersville Centre   1979        172             6         Owned      Leased
Intersection of
 Hwy. 81 and 153
Greenville, South
 Carolina

509 East Greer
 Street               1979        317           163         Owned      Owned
Honea Path,
South Carolina

306 Hwy. 28
 By-Pass              1979        406            275        Owned      Owned
Anderson, South
 Carolina

205 Savannah
 Street               1981        278            146        Owned      Owned
Calhoun Falls,
 South Carolina

100 West Greenwood
 Street               1981        551            240        Owned      Owned
Abbeville, South
 Carolina

302 Hampton
 Street (2)           1981      1,106            964        Owned      Owned
Greenwood, South
 Carolina

241 O'Neal Street     1986        364             49        Owned      Owned
Belton, South
 Carolina

1001 South
 Mechanic Street      1986        491            265        Owned      Owned
Pendleton, South
 Carolina

(1)  Building expansion completed in 1980.
(2)  Relocated from 424 Main Street, Greenwood, South Carolina in November
     1992.

     The net book value of the Association's investment in office, properties and equipment totaled $4 million at June 30, 1996. See Note 6 of the Notes to the Consolidated Financial Statements in the Annual Report.

Item 3.  Legal Proceedings

     Periodically, there have been various claims and lawsuits involving the Association, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Association holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Association's business. The Association is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Association.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.

                                          PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

     The information contained under the caption "Common Stock Information" in the Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

     The information contained in the table captioned "Selected Consolidated Financial Condition, Operating and Other Data" in the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The report of independent auditors and consolidated financial statements contained in the Annual Report which are listed under Item 14 herein, and the information contained in Note 26 of the Notes to Consolidated Financial Statements in the Annual Report are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

           None.

                                          PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1996 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. Information on the Corporation's executive officers is included in "Part I - Item 1. - Business" in this Form 10-K.

     The information contained under the section captioned "Proposal I -- Executive Compensation -- Compliance with Section 16(a) of the Exchange Act" in the Corporation's Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation

     The information contained under the section captioned "Proposal I - Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

           (a)        Security Ownership of Certain Beneficial Owners

                      Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

           (b)        Security Ownership of Management

                      Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" and "Proposal I -- Election of Directors" of the Proxy Statement.

           (c)        Changes In Control

                      The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" and "Proposal I -- Election of Directors" of the Proxy Statement.

                                          PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)        (1) (2)    Independent Auditors' Report

                      Consolidated Financial Statements

                      (a)        Consolidated Balance Sheets, June 30, 1995
                                 and 1996
                      (b)        Consolidated Statements of Income For the
                                 Years
                                 Ended June 30, 1994, 1995 and 1996
                      (c) Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 1994, 1995 and 1996
                      (d) Consolidated Statements of Cash Flows For the Years Ended June 30, 1994, 1995 and 1996
                      (e)        Notes to Consolidated Financial Statements

                      Schedules to the consolidated financial statements have
                     been omitted as the required information is inapplicable.

          (3)         Exhibits

                      3.1 Certificate of Incorporation of First Southeast Financial Corporation*

                      3.2       Bylaws of First Southeast Financial
                                Corporation*

                      10.1      Employment Agreement with David C. Wakefield,
                                III**

                      10.2      Employment Agreement with John L. Biediger**

                      10.2 First Federal Savings and Loan Association of Anderson 1994 Employee Stock Ownership Plan*

                      10.3 Southeast Financial Corporation 1993 Stock Option and Incentive Plan***

                      10.4 First Federal Savings and Loan Association of Anderson Management Development and Recognition Plans***

                      13. First Southeast Financial Corporation 1996 Annual Report to Stockholders

                      21.       Subsidiaries of Registrant

                      23.       Consent of Independent Auditors

                      27.       Financial Data Schedule

(b) The Corporation filed a Current Report on Form 8-K on June 20, 1996, which reported the announcement of a special dividend.
_________________
* Incorporated by reference to the Corporation's Registration Statement on Form S-1 File No. 33-65102.
** Incorporated by reference to the Corporation's 1995 Annual Report on Form 10-K for the year ended June 30, 1995.
*** Incorporated by reference to the Corporation's 1993 Annual Meeting Proxy Statement dated December 29, 1993.

                                         SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FIRST SOUTHEAST FINANCIAL CORPORATION


Date:  September 27, 1996           By:  /s/ David C. Wakefield, III
                                         ___________________________
                                         David C. Wakefield, III
                                         President and Chief
                                         Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURES                   TITLE                      DATE


/s/ David C. Wakefield, III      President, Chief           September 27, 1996
___________________________
David C. Wakefield, III          Executive Officer and
                                 Director (Principal
                                 Executive Officer)


/s/ John L. Biediger             Executive Vice President   September 27, 1996
___________________________
John L. Biediger                 and Treasurer
                                 (Principal Financial
                                 and Accounting Officer)


/s/ Charles L. Stuart            Chairman of the Board      September 27, 1996
___________________________
Charles L. Stuart                of Directors


/s/ James H. Barton              Director                   September 27, 1996
___________________________
James H. Barton


/s/ Josiah Crudup, Jr.           Director                   September 27, 1996
___________________________
Josiah Crudup, Jr.


/s/ Vernon E. Merchant, Jr.      Director                   September 27, 1996
___________________________
Vernon E. Merchant, Jr.


/s/ William R. Phillips          Director                   September 27, 1996
___________________________
William R. Phillips


/s/ Aubrey T. Scales             Director                   September 27, 1996
___________________________
Aubrey T. Scales


/s/ A. C. Terry                  Director                   September 27, 1996

___________________________
A. C. Terry

                                           EXHIBIT 13

                               1996 Annual Report to Stockholders

                               Logo of
                            FIRST SOUTHEAST
                         FINANCIAL CORPORATION







                             ANNUAL REPORT
                                 1996

                TABLE OF CONTENTS


                                               Page

Letter to Stockholders. . . . . . . . . . . .     1
Selected Consolidated Financial Data. . . . .     2
Management's Discussion and Analysis. . . . .     4
Independent Auditor's Report. . . . . . . . .    11
Consolidated Financial Statements . . . . . .    12
Notes to Consolidated Financial Statements. .    17
Common Stock Information. . . . . . . . . . .    34
Directors and Officers. . . . . . . . . . . .    35
Corporate Information . . . . . . . . . . . .    36




                   __________





              BUSINESS OF THE COMPANY


     First Southeast Financial Corporation ("First Southeast" or the "Company"), a Delaware corporation, was organized on June 23, 1993 and became the holding company for First Federal Savings and Loan Association of Anderson ("First Federal" or the "Association") on October 7, 1993 in connection with First Federal's conversion from a federal mutual to a federal stock savings and loan association. The Company is engaged primarily in the business of directing, planning and coordinating the business activities of the Association.

     First Federal was organized in 1922 as a South Carolina mutual savings and loan association under the name "Anderson Building and Loan Association." In 1936, the Association converted to a federally chartered savings and loan association and changed its name to "First Federal Savings and Loan Association of Anderson." The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal
Deposit Insurance Corporation ("FDIC").   First Federal also is a member of
the Federal Home Loan Bank ("FHLB") System.

     The Association's principal business consists of attracting deposits from the general public through a variety of deposit programs and originating loans secured primarily by owner-occupied residential properties and consumer loans. To a significantly lesser extent, the Association also originates commercial real estate, construction and commercial business loans.

                                  Logo of
                               FIRST SOUTHEAST
                            FINANCIAL CORPORATION

Dear Fellow Stockholders:

     The past twelve months have been important ones for First Southeast Financial Corporation. After evaluating several strategic alternatives, the Company moved boldly to restructure its balance sheet by returning a major portion of its excess capital to stockholders. The Company paid a special cash dividend of $10 per share on June 27, 1996. This dividend returned almost $44 million to stockholders and reduced the Company's capital level down to a more manageable level of about 10%. This restructuring of the Company's balance sheet will assist in positioning First Southeast to achieve more industry-typical returns which we, as stockholders, expect. It also underscores the Board of Directors' paramount commitment to exploring ways to enhance stockholder value. A stockholder who invested $100 in the Company's IPO has seen that investment grow to about $208 in less than three years.
This represents an annualized return of almost 27%.

     Because the Company sold some investment securities at a loss to fund the special cash dividend and accelerated the recognition of compensation expense in connection with the receipt of the dividend payment on unallocated ESOP shares, earnings per share for fiscal year 1996 were substantially reduced.
It is the Company's belief, however, that acceleration of these costs will contribute to improved earnings performance.

     I would like to highlight several achievements which I believe are significant and are representative of the continuing efforts being made to build the Company's franchise value:

     . We began operation of The Investment Center at First Federal in April 1996. The Center, which sells uninsured investment products, reached profitable levels in the fourth month of operation and continues to contribute earnings to the Company.

     . First Federal began offering free checking and club checking accounts on July 1, 1996. These core deposits generate low cost funds as well as a customer base for other consumer products which produce fee income.

     . Loans receivable increased almost $30 million in fiscal 1996, an increase of 14%. At the same time asset quality remains high with non-performing assets being only .19% of total assets.

     . Although the net interest margin for fiscal 1996 was 3.33%, 28 basis points lower than fiscal 1995, the net interest margin increased 6 and 12 basis points, respectively, in the March and June quarters. Net interest margin for the June quarter of fiscal 1996 was 3.45%.

     One issue which remains unresolved at this writing is the disparity in deposit insurance premiums between thrift institutions and commercial banks. Although Congress has yet to find sufficient common ground to pass legislation which would recapitalize the Savings Association Insurance Fund (SAIF), we are hopeful this will occur soon. Current proposals have savings institutions paying approximately 68 cents per $100 of deposits to recapitalize the SAIF. First Federal would remain a well capitalized institution after paying this special assessment and anticipates a substantial reduction in deposit insurance premiums going forward.

     We are excited about the future of First Southeast Financial Corporation, and we are endeavoring to consider every possible avenue to build and preserve the value of this Company. I appreciate your support as we begin our fourth year as a public company.

                                   Yours very truly,


                                   David C. Wakefield, III
                                   President and Chief Executive Officer

     SELECTED CONSOLIDATED FINANCIAL CONDITION, OPERATING AND OTHER DATA

     Since the Company had not commenced operations prior to the mutual to stock conversion of the Association on October 7, 1993, the financial information for periods and dates as of and before June 30, 1993 presented herein is that of the Association and its subsidiary. This information is qualified in its entirety by reference to the detailed information and Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

                                        At June 30,
                          1992      1993       1994      1995     1996
                                       (In thousands)

FINANCIAL CONDITION
DATA:

Total assets           $321,600  $317,168  $341,853  $352,288  $331,852
Loans receivable,
 net                    224,702   203,871   181,488   208,648   238,337
Mortgage-backed
 securities              13,131    12,707    24,631    20,432    17,598
Cash and due from
 banks, interest-
 bearing deposits
 and securities          73,279    89,760   124,691   112,169    64,313
Deposits                291,503   284,704   271,734   278,231   288,217
Borrowings                2,571     2,239     1,915     1,597     5,000
Total equity             24,696    27,559    66,133    68,924    33,503

                                        Years Ended June 30,
                         1992      1993      1994      1995      1996
OPERATING DATA:                        (In thousands)

Interest income         $27,534   $24,356   $22,804   $23,950   $25,777
Interest expense         18,488    13,605    11,357    11,965    14,357
Net interest income       9,046    10,751    11,447    11,985    11,420
Provision for
 loan losses                175       805       225       180       180
Net interest income
 after provision
 for loan losses          8,871     9,946    11,222    11,805    11,240
Other income              1,150     1,145     1,018     1,056       110
Other expenses            6,003     6,136     7,756     7,376     9,390
Income before income
 taxes, extraordinary
 item and cumulative
 effect adjustment        4,018     4,955     4,484     5,485     1,960
Income tax expense        1,409     2,092     1,622     1,908     1,021
Income before
 extraordinary item
 and cumulative effect
 adjustment               2,609     2,863     2,862     3,577       939
Extraordinary item           67        --        --        --        --
Income before cumula-
 tive effect adjustment   2,676     2,863     2,862     3,577       939
Cumulative effect on
 prior years for
 accounting change           --         --        39        --        --
Net income               $2,676    $2,863    $2,901    $3,577      $939
Per share data:
 Net income                 N/A       N/A       N/A    $  .91      $.23
 Cash dividends paid        N/A       N/A    $  .06    $  .27   $ 10.48
 Book value                 N/A       N/A    $15.83    $16.82   $  7.63
 Shares outstanding
   (year end)               N/A       N/A     4,177     4,097     4,388
 Weighted average
   shares                   N/A       N/A       N/A     3,946     4,061

                                            At June 30,
                         1992      1993      1994      1995     1996

OTHER DATA:

Number of:
 Real estate
  loans serviced         3,656    3,446      3,073     3,259    3,516
 Deposit accounts       29,880   28,771     27,295    27,091   26,700
 Total offices
  (all of which
  are full service)         11       11         11        11       11

                                 At or for the Years Ended June 30,
                          1992      1993       1994      1995     1996

KEY OPERATING RATIOS:

Return on average assets
 (net income divided by
 average assets)           .84%     .90%      .85%      1.04%     .26%

Return on average equity
 (net income divided by
 average equity)         11.46%   10.85%     5.27%      5.31%    1.37%

Average equity to
 average assets           7.29%    8.27%    16.13%     19.56%   19.29%

Average interest-earning
 assets to average
 interest-bearing
 liabilities              105%     106%      116%      121%      121%

Interest rate spread
 (difference between
 average yield on
 interest-earning assets
 and average cost of
 interest-bearing
 liabilities)             2.62%    3.24%     2.93%     2.84%     2.43%

Net interest margin
 (net interest income
 as a percentage of
 average interest-
 earning assets)          2.93%    3.51%     3.48%    3.61%     3.33%

                      (Table continued on following page)

                             At or for the Years Ended June 30,
                          1992      1993       1994      1995     1996

Non-interest expense
 to average assets        1.87%    1.92%      2.27%      2.14%    2.64%

Net charge-offs to
 average outstanding
 loans during the
 period                   .11%     .11%        .08%       .02%      --%

Allowance for loan
 losses to total loans
 at end of period         .12%     .40%        .48%       .48%     .49%

Allowance for loan
 losses to nonperforming
 loans                     39%     171%        466%       139%     206%

Allowance for loan
 losses to nonperforming
 assets(1)                 28%      98%        213%       135%     197%

Nonperforming loans to
 total loans              .30%     .23%        .10%       .35%     .24%

Ratio of nonperforming
 assets to total
 assets(1)                .30%    .27%         .13%       .22%     .19%

_______________
(1) Nonperforming assets include nonaccrual loans and net other repossessed assets.


                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. Since the operations of the Association significantly impact those of the Company, the following discussion will include references to both the Company and the Association.

     The Company's total assets decreased by $20 million from $352 million at June 30, 1995 to $332 million at June 30, 1996 as the net result of the payment of a special cash dividend which was partially offset by loan growth. On June 27, 1996, the Company paid a special cash dividend of approximately $44 million funded primarily from the liquidation of investment securities. The $30 million increase in loans receivable was funded from maturities in the investment portfolio and increases in deposit liabilities.

Operating Strategy

     The primary goal of management is to increase the Company's profitability and enhance its return on equity while minimizing risk. The Company's results of operations are dependent primarily on the Association's continued profitability. The Association's results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities.

     The Association has historically operated as a traditional thrift institution, accepting deposits and making home and consumer loans. As the funds provided through the growth in deposits have historically exceeded the demand for loans, the Association has purchased one- to four- family loans from other lenders and brokers. The majority of purchased loans have been secured by properties located outside of the Association's primary lending area. Since 1986, the Association has only purchased adjustable rate mortgage ("ARM") loans. To a lesser extent, the Association has also engaged in commercial and consumer lending. In addition, First Federal has maintained a conservative investment portfolio, investing primarily in interest-bearing deposits and U.S. Government and agency securities.

     In guiding the operations of First Federal, the Association's management has implemented various strategies designed to continue its profitability while maintaining the safety and soundness of the Association. These strategies include: (i) emphasizing one- to four- family lending; (ii) maintaining asset quality; (iii) managing growth; (iv) controlling operating expenses; and (v) managing interest-rate risk.

     Emphasizing One- to Four- Family Lending. Historically, First Federal has been predominately a one- to four- family lender. As such, it has developed expertise in mortgage loan underwriting and origination. First Federal has established methods to expand its loan originations through contacts with realtors, homebuilders and past and present customers. The Association also uses advertising and community involvement to gain exposure within its market area. First Federal emphasizes the origination and purchase of ARM loans when available. Loan purchases are made through the secondary market and through correspondent lending programs.

     Maintaining Asset Quality. At June 30, 1996, First Federal's ratio of non-performing assets to total assets was .19%. Since June 30, 1992, non-performing assets have not exceeded .30% of total assets. First Federal has focused on maintaining good asset quality through sound underwriting and effective collection procedures.

     Managing Growth. Historically, First Federal has managed its growth to maintain a strong capital level. On June 23, 1996, in conjunction with First Southeast's capital restructuring and payment of a special cash dividend, First Federal paid a $19.5 million cash dividend to First Southeast. As a result, First Federal's assets decreased a net of $3 million from June 30, 1995 and the Association's capital-to-assets ratio decreased from 14.6% at June 30, 1995 to 10.4% at June 30, 1996.

     Controlling Operating Expenses. The Association closely monitors its operating expenses and seeks to control them while maintaining the necessary personnel to serve its customers properly through its 11-branch network. Historically, operating expenses have been kept below 2% of average assets. Since the Company's public offering in fiscal 1994, costs related to the Company's public operations and its stock-based employee benefits plans have caused its operating expense ratio to increase to 2.14% in 1995 and 2.64% in 1996.

     Managing Interest-Rate Risk. In order to reduce the impact on the Association's net interest income due to changes in interest rates, First Federal's management has implemented several techniques. These include (i) emphasizing the origination and purchase of ARM loans; (ii) maintaining a short-term investment portfolio; (iii) originating loans with the ability to be sold in the secondary mortgage market; and (iv) attempting to lengthen deposit maturities.

Results of Operations

     The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits. The Company's net income also is affected by the establishment of provisions for loan losses and the level of its other income, including deposit service charges, as well as its other expenses and income tax provisions.

Comparison of Operating Results for the Fiscal Years Ended June 30, 1995 and
1996

     General. Net income for the year ended June 30, 1996 was $939,000 compared to $3.6 million in 1995. Net interest income decreased $565,000 from 1995. In addition, charges were recognized in conjunction with the payment of a special cash dividend as described below.

     On June 27, 1996 the Company paid a special cash dividend of $10 per share in an effort to reduce the Company's excess capital and to reposition the Company's balance sheet to enhance future performance. To fund the payment of this dividend, the Company liquidated securities and recognized a loss of $891,000. Additionally, the receipt of the dividend payment on the unallocated shares in the Employee Stock Ownership Plan ("ESOP") accelerated the recognition of $1.9 million of compensation expense.

     Net Interest Income. Net interest income decreased by $565,000 from $12 million for the year ended June 30, 1995 to $11.4 million in 1996. This decrease in net interest income was the net result of an increase in interest income and an increase in interest expense as described below.

     Interest Income. Interest income increased by $1.8 million from $24 million for the year ended June 30, 1995 to $25.8 million in 1996. This increase was primarily attributable to increased interest earned on mortgage loans.

     Interest on mortgage loans increased by $1.8 million primarily as a result of increased outstanding balances. The average net mortgage loans receivable increased by $22 million from $174 million during the year ended June 30, 1995 to $196 million in 1996. The average yield on mortgage loans decreased by 4 basis points from 8.32% for the year ended June 30, 1995 to 8.28% in 1996.

     Interest Expense. Interest expense increased by $2.4 million from $12 million for the year ended June 30, 1995 to $14.4 million in 1996 primarily as a result of increased rates paid on savings deposits. The average rate paid on deposits increased by 72 basis points from 4.34% to 5.06% and the average deposit balance grew by $10 million.

     Non-interest Expenses. Non-interest expenses increased by $2 million primarily as a result of increases in the compensation expense related to the Company's ESOP. The number of shares to be released in the regular annual allocation for the year increased from 1995 by 8,700 shares and the average stock price increased by approximately $4 per share attributing to a $300,000 increase in compensation expense. Additionally, as noted above, $1.9 million of compensation expense was accelerated into 1996 in conjunction with the payment of the special dividend. See "General." These increases were partially off-set by a $318,000 decrease in compensation expense associated with the Company's Management Development and Recognition Plans. See Note 19 of the Notes to Consolidated Financial Statements.

Comparison of Operating Results for the Fiscal Years Ended June 30, 1994 and
1995

     General. Net income for fiscal year ended June 30, 1995 increased by $676,000 to $3,577,000 compared to $2,901,000 in 1994. This increase was due to the net effect of increased net interest income and reduced expenses.

     Net Interest Income. Net interest income increased by $538,000 from $11.4 million for the year ended June 30, 1994 to $12 million in 1995. This increase in net interest income was the net result of an increase in interest income and an increase in interest expense as described below.

     Interest Income. Interest income increased by $1.1 million from $22.8 million for the year ended June 30, 1994 to $23.9 million in 1995. This increase was primarily attributable to increased yields on investment securities and interest-earning deposits.

     Interest on mortgage loans increased by $165,000 primarily as a result of increased outstanding balances. The average net mortgage loans receivable increased by $5 million from $169 million during the year ended June 30, 1994 to $174 million in 1995 as a net result of a $13 million increase in the average balance of loans originated by the Company and an $8 million reduction in the average balance of loans purchased outside of the Company's market area. The average yield on mortgage loans decreased by 16 basis points from 8.48% for the year ended June 30, 1994 to 8.32% in 1995.

     Interest on other loans decreased $178,000 primarily as a result of reduced yields. The average yield on other loans decreased by 71 basis points as the Association promoted its lower yielding home equity loans.

     Interest on investments increased by a net of $1.2 million primarily as a result of a 76 basis point increase in the average yield earned from 4.66% in 1994 to 5.42% in 1995. Also, the average portfolio balance increased $8 million from $92 million in 1994 to $100 million in 1995.

     Interest Expense. Interest expense increased by $608,000 from $11.4 million for the year ended June 30, 1994 to $12 million in 1995 primarily as a result of increased rates paid for deposits. The average rate paid on deposits increased by 37 basis points from 3.97% for the year ended June 30, 1994 to 4.34% in 1995. The higher deposit costs in 1995 reflected higher prevailing interest rates on new, renewing and variable rate accounts. Partially offsetting this increased cost was a decrease in interest expense related to a $9 million decrease in the average deposit balance primarily due to funds on hand during 1994 related to the Company's stock offering.

     Provision for Loan Losses. Provisions for loan losses are charged to income to bring the total reserve to a level considered adequate by management to provide for potential losses. The level of the reserve is based on industry standards, prior loss experience, the volume and type of lending conducted by the Company, and the past due loans in the Company's portfolio. Management also considers general economic conditions and other factors relating to the collectability of the Company's loan portfolio.

     The provisions for the years ended June 30, 1994 and 1995 were made based on management's analyses of the various factors which affect the loan portfolio and management's desire to maintain the reserve at a level considered adequate to provide for potential losses. The reserve for loan losses was $914,000 at June 30, 1994 and $1,062,000 at June 30, 1995,
representing 466% and 139% of total nonperforming loans, respectively.

     Non-interest Expenses. Non-interest expenses decreased by $380,000 from $7.7 million for the year ended June 30, 1994 to $7.4 million in 1995. Costs related to the Company's stock offering and stock based compensation plans decreased a net of $239,000 compared to 1994. All other expense categories decreased a net of $141,000.

Yields Earned and Rates Paid

     The earnings of the Company depend largely on the spread between the yield on interest-earning assets (primarily loans and investments) and the cost of interest-bearing liabilities (primarily deposit accounts), as well as the relative size of the Company's interest-earning assets and interest-bearing liability portfolios.

PAGE

     The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities.
Average balances for a period have been calculated using the average of month-end balances during such period.

                                            Years Ended June 30,
            -----------------------------------------------------------------------------        At
                       1994                       1995                      1996              June 30,
                      Interest                   Interest                 Interest              1996
            Average     and     Yield/ Average     and    Yield/  Average    and     Yield/    Yield/
            Balance  Dividends  Cost   Balance  Dividends  Cost   Balance  Dividends  Cost      Cost
                                          (Dollars in thousands)
Interest-
 earning
 assets(1):
Mortgage
 loans
 originated $125,216  $10,215   8.16%  $138,559  $10,872   7.85%  $165,779  $12,993   7.84%      7.63%
 Purchased
  mortgage
  loans       43,647    4,112   9.42     35,688    3,620  10.14    30,678     3,271  10.66       9.09
 Other
  loans       23,349    2,215   9.49     23,196    2,037   8.78    24,268     2,122   8.74       9.02
   Total
    net
    loans    192,212   16,542   8.61     97,443   16,529   8.37   220,725    18,386   8.33       7.94

 Mortgage-
  backed
  securities  19,549   1,196   6.12      22,386    1,306   5.84    23,010     1,351   5.87       7.63
 Investment
  securities  91,843   4,277   4.66     100,485    5,450   5.42    82,210     4,929   6.00       6.47
 Daily
  interest-
  earning
  deposits    25,022     789   3.15      11,798      665   5.63    17,432     1,110   6.37       5.35
Total
 interest-
 earning
 assets      328,626  22,804   6.94     332,112    23,950  7.21   343,377     5,776   7.51       7.65

Non-interest
 earning
 assets:
 Office
  properties
  and
  equipment,
  net          5,210                    5,080                      4,562
 Real estate,
  net          1,040                      947                        968

Other non-
  interest-
  earning
  assets       6,300                    6,159                      6,393
   Total
    assets  $341,176                 $344,298                   $355,300

Interest-
 earning
 liabilities:
 Other
  deposits  $ 36,119     652    1.81   38,206     817    2.14   $ 38,656     849        2.20      2.44
 Passbook
  savings     31,104     797    2.56   29,559     744    2.52     26,650     671        2.52      2.47
 Certificates
  of deposit 213,662   9,716    4.55  203,885  10,240    5.02    215,950  12,705        5.88      5.62
   Total
    deposits 280,885  11,165    3.97  271,650  11,801    4.34    281,25   14,225        5.06      4.91

 Other interest-
  bearing
  liabilities  2,212     192    8.68    1,887     164     8.69    1,462       131        8.96      6.41
   Total
    interest-
    bearing
    liabili-
    ties     283,097  1,357     4.01 273,537   11,965     4.37  282,718    14,356        5.08      4.94

Non-interest-
 bearing
 liabilities:
  Non-interest-
   bearing
   deposits    1,765                  1,405                      1,590
 Other
  liabilities  1,769                  2,015                      2,447
   Total
    liabili-
    ties     286,131                276,957                    286,755

Retained
 earnings     55,045                 67,341                     68,545
  Total
   liabili-
   ties and
   retained
   earnings $341,176               $344,298                   $355,300

Net
 interest
 income               $11,447                   $11,985                     $11,420

Interest
 rate spread                   2.93%                      2.84%                    2.43%        2.71%

Net interest
 margin                        3.48%                      3.61%                    3.33%

Ratio of
 average
 interest-
 earning
 assets to
 average
 interest-
 bearing
 liabilities  116%                       121%                        121%

- -------------------------
(1)  Does not include interest on nonaccrual loans or loans 90 days or more past due.  Nonaccrual loans are included in the average balance until such loans are transferred to foreclosed real estate.

                                       -8-

PAGE

     The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).

                   1995 Compared to 1994          1996 Compared to 1995
                    Increase (Decrease)            Increase (Decrease)
                         Due to                        Due to
               ----------------------------  -----------------------------
                               Rate/                        Rate/
                Rate   Volume  Volume   Net   Rate  Volume  Volume   Net
                                     (Dollars in thousands)
Interest-earning
 assets:
 Mortgage
  loans(1).   $   (76)  $  340  $  (99) $  165  $174  $1,627  $(29)  $1,772
 Other
  loans(1)       (164)     (15)      1    (178)   (9)     94    --       85
  Total net
   loans         (240)     325     (98)    (13)  165   1,721   (29)   1,857
 Mortgage-
  backed
  securities      (55)     173      (8)    110     7      38    --       45
 Investment
  securities      705      402      66   1,173   575    (991) (105)    (521)
 Daily interest-
  earning
  deposits        619     (416)   (327)   (124)   87     316    42      445

Total net
 change in
 income on
 interest-
 earning
 assets         1,029      484    (367)  1,146   834   1,084    (92)  1,826

Interest-bearing
 liabilities:
 Interest-
  bearing
  deposits      1,037     (367)    (34)     63 1,938     417     69   2,424
 FHLB
  advances         --      (28)      --    (28)    5     (37)    (1)    (33)
Total net
 change in
 expense on
 interest-
 bearing
 liabilities    1,037    (395)     (34)    608  1,943    380      68  2,391

Net change in
 net interest
 income       $    (8) $  879   $ (333) $  538$(1,109) $ 704   $(160) $(565)
- -------------------
(1)  Does not include interest on loans 90 days or more past due.

Liquidity and Capital Resources

     The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The primary investing activity of the Company is the origination and purchase of mortgage loans. During the three years ended June 30, 1996, the Company originated loans in the amounts of $24 million, $53 million and $64 million, respectively. Other investing activities include the purchase of securities, which totaled $77 million, $19 million and $20 million during the three years ended June 30, 1996, respectively. These activities were funded primarily by principal repayments on loans, mortgage-backed securities and other securities.

     The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Company's sources of funds include deposits and principal and interest payments from loans, mortgage-backed securities and investments. During fiscal years 1994, 1995 and 1996, the Company used its sources of funds primarily to fund loan commitments and to pay maturing savings certificates and deposit withdrawals. At June 30, 1996, the Company had approved loan commitments totaling $4 million and undisbursed loans in process totaling $9 million.

     At June 30, 1996, savings certificates amounted to $224 million, or 78%, of the Company's total deposits, including $165 million which were scheduled to mature by June 30, 1997. During the year ended June 30, 1996, 93% of the total amount of maturing certificates were retained by the Association. Management of the Company believes it has adequate resources to fund all loan commitments by savings deposits and borrowed funds and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

     The OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. The Company's average liquidity ratios were 35%, 35% and 28% during the years ended June 30, 1994, 1995 and 1996, respectively. The Company's average short-term liquidity ratios for the same periods were 19%, 19% and 20%, respectively. The Company's actual long- and short-term liquidity ratios at June 30, 1996 were 13% and 10%, respectively. The Company consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

Effect of Inflation and Changing Prices

     The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. During the current interest rate environment, management believes that the liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable profitability.

                             Logo of
                     CRISP HUGHES & CO., L.L.P




                     Independent Auditors' Report


To the Board of Directors
First Southeast Financial Corporation


We have audited the accompanying consolidated balance sheets of First Southeast Financial Corporation and Subsidiary (the "Company") as of June 30, 1995 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.


Asheville, North Carolina
August 21, 1996



  32 Orange Street*P.O. Box 3049*Asheville, North Carolina 28802*
                 (704) 254-2254*FAX (704) 254-6859
  Other Offices: Boone, Burnsville, Sylva, NC and Greenville, SC

    Member of: The American Institute of Certified Public Accountants, The Continental Association of CPA Firms, Inc., The Intercontinental Accounting Associates and The North Carolina and South Carolina Associations of CPAs

                FIRST SOUTHEAST FINANCIAL CORPORATION
                            AND SUBSIDIARY
                     Consolidated Balance Sheets
                           (in thousands)

                                                 June 30,
           Assets                         1995            1996

Cash and due from banks                  $  3,976   $    3,865
Interest-earning deposits                  18,359        9,458
Investment securities:
  Held to maturity (market value of
   $61,309 in 1995 and $22,917 in
   1996)                                   61,549       23,674
  Available for sale (amortized cost of
   $28,538 in 1995 and $27,218 in 1996)    28,285       27,316
Loans receivable, net                     208,648      238,337
Mortgage-backed securities:
  Held to maturity (market value of
   $19,573 in 1995 and $11,217 in 1996)    20,432       11,508
  Available for sale (amortized cost of
   $6,155 in 1996)                             --        6,090
Office properties and equipment, net        4,741        4,381
Real estate                                   996          791
Federal Home Loan Bank stock                2,691        2,691
Interest receivable                         2,197        2,294
Other                                         414        1,447
   Total assets                          $352,288     $331,852

Liabilities and Stockholders' Equity

Deposits                                 $278,231     $288,217
Security sold under agreement
  to repurchase                                --        5,000
Federal Home Loan Bank advances             1,597           --
Advance payments by borrowers for taxes
 and insurance                              1,636        1,436
Accrued expenses and other liabilities      1,088        3,331
Income taxes payable                          812          365
   Total liabilities                      283,364      298,349

Stockholders' equity:
  Preferred stock ($.01 par value,
   2,000,000 shares authorized; none
   outstanding)                                --            --
  Common stock ($0.1 par value, 8,000,000
   shares authorized; 4,388,231 shares
   issued; outstanding 4,096,615 at June 30,
   1995, and 4,388,231 at June 30, 1996)       43            44
  Paid-in capital                          42,106        19,137
  Retained income, substantially
   restricted                              32,772        14,300
  Unrealized gains (losses) on securities,
    net                                      (158)           22
  Treasury stock, at cost (229,785 shares
   at June 30, 1995)                       (2,920)           --
Unearned compensation:
     Employee stock ownership plan         (2,662)           --
     Management development and recognition
        plans                                (257)           --
     Total stockholders' equity            68,924         33,503

      Total liabilities and
        stockholders' equity             $352,288       $331,852

The accompanying notes are an integral part of these consolidated financial statements.

                 FIRST SOUTHEAST FINANCIAL CORPORATION
                            AND SUBSIDIARY

                   Consolidated Statements of Income
                            (in thousands)

                                     Years Ended June 30,
                                 1994        1995         1996


Interest income:
  Mortgage loans               $14,327     $14,492      $16,265
  Mortgage-backed securities     1,196       1,306        1,351
  Other loans                    2,215       2,037        2,122
  Investments                    4,277       5,450        4,929
  Deposits with other banks        789         665        1,110
    Total interest income       22,804      23,950       25,777

Interest expense:
  Deposits                      11,165      11,801       14,226
  Federal Home Loan Bank
    advances                       192         164          131
    Total interest expense      11,357      11,965       14,357
    Net interest income         11,447      11,985       11,420
  Provision for loan losses        225         180          180
    Net interest income after
     provision for loan losses  11,222      11,805       11,240

Other income:
  Loan fees and service charges    644         622          585
  Securities losses                (12)        (46)        (891)
  Income from rental of real
    estate acquired for devel-
    opment or rental                76          88           86
  Other                            310         392          330
    Total other income           1,018       1,056          110

Other expenses:
  Compensation and employee
    benefits                     4,861       4,607        6,643
  Net occupancy expense          1,020         979          954
  Deposit insurance premiums       673         625          640
  Provision for real estate
    losses                         -            21           -
  Other                          1,202       1,144        1,153
    Total other expenses         7,756       7,376        9,390
    Income before income
     taxes and cumulative
     effect adjustment           4,484       5,485        1,960
Income tax expense               1,622       1,908        1,021
    Income before cumulative
     effect adjustment           2,862       3,577          939
Cumulative effect on prior
  years for accounting change       39          -            -
    Net income                  $2,901      $3,577         $939


Weighted average common
  equivalent shares outstanding   N/A        3,946        4,061
Net income per share              N/A         $.91         $.23

The accompanying notes are an integral part of these consolidated financial statements.

PAGE

                 FIRST SOUTHEAST FINANCIAL CORPORATION
                            AND SUBSIDIARY

           Consolidated Statements of Stockholders' Equity
                           (in thousands)

                                       Un-
                                     Realized              Unearned
           Common  Paid-In  Retained  Gains   Treasury    Compensation
           Stock   Capital  Income   (Losses)  Stock    for ESOP  for MRPs  Total

Balance at
 June 30,
 1993        $-      $-     $27,559     $-       $-       $-        $-      $27,559

Net income    -       -       2,901      -        -        -         -        2,901
Cash
 dividends
 ($.0625
 per share)   -       -        (247)     -        -        -         -         (247)
Net proceeds
 on common
 stock
 issued in
 stock con-
 version
 (4,326,400
 shares)     43    41,850       -        -        -     (3,328)   (1,664)    36,901
Unrealized
 losses on
 securities,
 net of
 taxes of
 $245         -       -         -      (399)      -        -         -         (399)
Purchase of
 treasury
 stock
 (149,500
 shares)      -       -         -        -     (1,846)     -         -       (1,846)
ESOP and
 MRPs com-
 pensation
 earned       -       99        -        -        -       333       832       1,264
Balance at
 June 30,
 1994         43   41,949    30,213    (399)   (1,846)  (2,995)    (832)     66,133

Net income    -       -       3,577      -        -        -         -        3,577
Cash divi-
 dends ($.265
 per share)   -       -      (1,018)     -        -        -         -       (1,018)
Unrealized
 gains on
 securities,
 net of
 taxes of
 $150         -       -         -       241       -        -         -          241
Purchase of
 treasury
 stock
 (80,285
 shares)     -        -         -        -     (1,074)     -         -       (1,074)
ESOP and
 MRPs com-
 pensation
 earned      -       157        -        -        -        333      575       1,065
Balance at
 June 30,
 1995       43    42,106     32,772    (158)   (2,920)  (2,662)    (257)     68,924

Net income   -        -         939      -        -        -         -          939
Cash divi-
 dends
 ($10.48
 per share)  -   (23,738)   (19,411)     -        -        185       -      (42,964)
Unrealized
 gains on
 securities,
 net of
 taxes of
 $106        -        -         -       180       -         -        -          180
Issuance of
 common
 stock
 (61,831
 shares)     1      617         -        -        -         -        -          618
Issuance
 of trea-
 sury
 stock
 (229,785
 shares)     -    (622)         -        -      2,920       -        -        2,298
Tax benefit
 of stock
 options
 exercised   -     505          -        -        -         -        -          505
ESOP and
 MRPs com-
 pensation
 earned      -     269          -        -        -       2,477     257       3,003
Balance
 at June
 30, 1996   $44 $19,137     $14,300     $22      $-        $-       $-      $33,503


The accompanying notes are an integral part of these consolidated financial statements.

                                       -14-

                 FIRST SOUTHEAST FINANCIAL CORPORATION
                            AND SUBSIDIARY

                 Consolidated Statements of Cash Flows
                            (in thousands)

                                     Years Ended June 30,
                                 1994        1995         1996


Operating activities:

Net income                      $2,901      $3,577        $939
Adjustments to reconcile
 net income to net cash
 provided (used) by
 operating activities:
  Depreciation                     393         454         418
  Provision for loan losses        225         180         180
  Provision for losses on
    real estate                     -           21          -
  Deferred income taxes (benefit)  236         (11)       (250)
  Cumulative effect adjustment     (39)          -          -
  Gain on sale of equipment         -          (25)         -
  Amortization of premium on
     savings deposits               25          18          13
  FHLB dividends received in
     stock                         (66)          -          -
  Amortization of fees and
     discounts on loans         (1,150)     (1,093)     (1,000)
  Loss on sale of securities        12          46         891
  Gain on sale of mortgage loans   (15)          -          (4)
  Net realized gain on real
     estate                        (32)        (62)        (15)
  Amortization of premium on
     mortgage-backed securities     65         108         180
  Amortization of premiums
     (discounts) on investments   (104)       (215)         26
  Amortization of unearned
     ESOP and MRP compensation   1,264       1,065       3,003
  Increase in accrued interest
     receivable                   (211)       (293)        (97)
  Decrease (increase) in other
     assets                        256        (416)     (1,033)
  Increase (decrease) in accrued
     expenses and other
     liabilities                  (520)      1,301       2,401
         Net cash provided
          by operating
          activities             3,240       4,655       5,652

Investing activities:
  Net (increase) decrease in
     insured certificates of
     deposit                        (6)      3,479         448
  Purchase of investment
     securities held to
     maturity                  (56,194)    (17,930)    (15,000)
  Maturities of investment
     securities held to
     maturity                   35,600      23,063      12,625
  Purchase of investment
     securities available for
     sale                      (20,386)     (1,358)     (5,000)
  Maturities of investment
     securities available for
     sale                          -           -        10,550
  Proceeds from sale of
    investment securities
    available for sale           2,130       1,250      34,964
  Proceeds from sale of
    real estate                    332         237         289
  Capitalized costs on real
    estate                         (18)         (7)         (2)
  Net loan (originations)
    and principal payments      21,187     (22,974)    (24,722)
  Purchase of loans                -        (3,250)     (5,000)
  Proceeds from sale of loans    1,936         -           775
  Principal payments on
    mortgage-backed securities
    held to maturity             6,199       4,091       3,036
  Purchase of mortgage-
    backed securities held to
    maturity                   (18,188)        -        (7,041)
  Purchase of mortgage-backed
    securities available for
    sale                           -           -        (5,192)

                                                    (continued)

                 FIRST SOUTHEAST FINANCIAL CORPORATION
                            AND SUBSIDIARY

                 Consolidated Statements of Cash Flows
                            (in thousands)

                                     Years Ended June 30,
                                 1994      1995         1996

Investing activities,
 continued:
  Principal payments on
    mortgage-backed
    securities available
    for sale                    $   -     $    -      $ 1,771
  Proceeds from sale of
    mortgage-backed
    securities available
    for sale                        -          -        9,706
  Purchase of office
    properties and equipment      (620)      (100)        (43)
  Proceeds from sale of
    equipment                       -          25          -
        Net cash provided
         (used) by investing
         activities            (28,028)   (13,474)     12,164

Financing activities:
 Net increase (decrease)
   in deposits                 (12,995)     6,479       9,973
 Increase in security sold
   under agreement to
   repurchase                       -          -        5,000
 Increase (decrease) in
   advance payments by
   borrowers for taxes and
   insurance                       (34)       299        (200)
 Decrease (increase) in
   mortgage servicing payments     (41)      (127)         44
 Repayment of FHLB advances       (324)      (318)     (1,597)
 Proceeds from issuance of
   common stock and treasury
   stock                        36,901         -        2,916
 Purchase of treasury stock     (1,846)    (1,074)         -
 Dividends paid                   (247)    (1,018)    (42,964)
      Net cash provided
       (used) by financing
       activities               21,414      4,241     (26,828)
      Decrease in cash and
       cash equivalents         (3,374)    (4,578)     (9,012)

 Cash and cash equivalents
   at beginning of year         30,287     26,913      22,335

 Cash and cash equivalents
   at end of year              $26,913    $22,335     $13,323


Supplemental disclosures of
 cash flow information:
  Cash paid during the
   period for:
    Interest on deposits and
     other borrowings          $11,452   $11,872     $14,350
    Income taxes net of
     refunds                     1,586     1,353       1,869


  Noncash investing and
   financing activities:
    Real estate acquired in
     satisfaction of mortgage
     loans                     $   229   $    27     $   118
    Assets acquired in
     satisfaction of consumer
     loans                           5       -            -
    Loan loss reserve charge-
     offs                          184       84           44
    Unrealized gains (losses)
     on securities, net of taxes  (399)     241          180
    Reclassification of
     mortgage-backed securities
     to mortgage-backed
     securities available for
     sale                           -        -        12,749
    Reclassification of
     investment securities
     to securities available
     for sale                   10,224       -        39,801
    Loans originated for real
     estate owned disposition       34       60           36
    Transfer from office
     properties to real estate
     held for sale                  -       210           -
    Tax benefit of stock
     options exercised              -        -           505


The accompanying notes are an integral part of these consolidated financial statements.

                 FIRST SOUTHEAST FINANCIAL CORPORATION
                            AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                     June 30, 1994, 1995 and 1996
                    (Tabular amounts in thousands)


1.  Summary of Significant Accounting Policies

The accounting and reporting policies of the Holding Company and the Association and subsidiary (the "Company") conform, in all material respects, to generally accepted accounting principles and to general practices within the savings and loan industry. The following summarize the more significant of these policies and practices.

Nature of Operations - First Southeast Financial Corporation (the "Holding Company") was formed on June 23, 1993, as the holding company for First Federal Savings and Loan Association of Anderson (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association ("Conversion"). On October 7, 1993, the Holding Company completed its initial public offering ("Offering") and with a portion of the net proceeds acquired all the issued and outstanding stock of the Association, which is the Holding Company's only business endeavor. The Association's principal line of business is originating residential and nonresidential first mortgage loans. The loans are primarily with individuals; however, some corporate borrowers have loans at the Association.

Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation - The consolidated financial statements include the accounts of the Holding Company and its subsidiary, the Association, and the Association's wholly-owned subsidiary, First Master Service Corporation. Intercompany balances and transactions have been eliminated.

Loans Receivable - Loans receivable are carried at their unpaid principal balance less, where applicable, unearned income, net deferred loan fees, and allowances for losses. Unearned discounts on mortgage loans purchased are amortized to interest income using the level yield interest method over the lives of the underlying loans adjusted for anticipated prepayment rates. Additions to the allowances for losses are based on management's evaluation of the loan portfolio under current economic conditions and such other factors which, in management's judgment, deserve recognition in estimating losses. Interest accrual is discontinued when a loan becomes 90 days delinquent unless, in management's opinion, the loan is well secured and in process of collection. Interest income on impaired loans is recognized on a cash basis.

Loan Fees - Loan fees result from the origination of mortgage loans. Such fees and certain direct incremental costs related to origination of such loans are deferred ("net deferred loan fees") and reflected as a reduction of the carrying value of mortgage loans. The net deferred loan fees (or costs) are amortized using the interest method over the contractual lives of the loans. Unamortized net deferred loan fees on loans sold prior to maturity are credited to income at the time of sale.

Investment Securities and Mortgage-Backed Securities - Investment securities and mortgage-backed securities held to maturity are stated at amortized cost since the Company has both the ability and intent to hold such securities to maturity. Premiums and discounts on the investment and mortgage-backed securities are amortized or accreted into income over the contractual terms of the securities using a level yield interest method. Gains and losses on the sale of these securities are calculated based on the specific identification method.

Investment securities and mortgage-backed securities available for sale are carried at fair value. The Company has identified their holdings in certain mutual funds, debt securities, and mortgage-backed securities as securities available for sale. The unrealized holding gains or losses on securities available for sale are excluded from income and reported, net of related income tax effects, as a separate component of stockholders' equity until realized. Gains or losses on sales of securities available for sale are based on average cost method for the mutual funds and specific identification method for all other securities.

Real Estate - Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure. Subsequent to foreclosure, real estate is recorded at the lower of initial fair value or existing fair value less estimated cost to sell (net realizable value). Real estate properties held for development and resale are carried at the lower of cost, including cost of improvements incurred subsequent to acquisition, or net realizable value. Costs relating to development and improvement of properties are capitalized, whereas costs relating to the holding of property are expensed.

Valuations are periodically performed by management, and an allowance for losses is established by a charge to income if the carrying value of a property exceeds its estimated net realizable value.

Office Properties and Equipment - Office properties and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging up to 40 years. The cost of maintenance and repairs is charged to expense as incurred while expenditures which materially increase property lives are capitalized.

Federal Home Loan Bank Stock - Investment in stock of a Federal Home Loan Bank is required by law of every federally insured savings and loan or savings bank. The investment is carried at cost. No ready market exists for the stock, and it has no quoted market value.

Income Taxes - The Holding Company and the Association and its subsidiary follow the practice of filing consolidated federal income tax returns. Income taxes are allocated to the Association and subsidiary as though separate returns are being filed. Individual state income tax returns are filed for each company.

The Company utilizes the liability method of computing income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred tax liabilities and assets are established for future tax return effects of temporary differences between the stated value of assets and liabilities for financial reporting purposes and their tax basis adjusted for tax rate changes. The focus is on accruing the appropriate balance sheet deferred tax amount, with the statement of income effect being the result of changes in balance sheet amounts from period to period. Current income tax expense is provided based upon the actual tax liability incurred for tax return purposes.

Premium on Deposit Acquisitions - The premium on deposit acquisitions is being amortized over the estimated life of the deposits (primarily thirteen years) using an interest method. The amount is included in interest expense on deposits.

Cash Flow Information - As presented in the consolidated statements of cash flows, cash and cash equivalents include cash on hand and interest-earning deposits in other banks. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Earnings Per Share - Because the Company completed its initial public offering on October 7, 1993, and the common stock was not outstanding the entire fiscal year, management believes that presentation of earnings per share information would not be meaningful for the year ended June 30, 1994.

Impact of New Accounting Pronouncements -In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized. SFAS 121 also requires that certain long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS 121 applies prospectively for fiscal years beginning after December 15, 1995. Management does not expect that adoption of SFAS 121 will have a material impact on the Company's consolidated financial statements.

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", which will become effective for years beginning after December 15, 1995. This standard allows the capitalization as an asset the rights to service mortgage loans for others when those rights were acquired either through loan purchases or loan origination activities. This accounting statement will significantly change the current accounting under SFAS No. 65. The capitalized mortgage servicing rights will be amortized in proportion to and over the period of estimated net service income and should be evaluated for impairment based upon fair value. The management of the Company believes that based on current operations, SFAS No. 122, when adopted, will not have a material effect on the consolidated financial statements.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which applies to all transactions in which an entity acquires goods or services issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans (ESOP's). The SFAS covers transactions with employees and non-employees and is applicable to both public and non-public entities.

SFAS No. 123 requires that, except for transactions with employees that are within the scope of APB Opinion No. 25, all transactions in which goods or services are the consideration received for the issuance of equity instruments are to be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to follow the accounting methods in Opinion No. 25 must make proforma disclosures of net income and, if presented, earnings per share, as if the fair value method of accounting defined in the statement had been applied.

SFAS No. 123 is effective for years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for
recognizing compensation costs.   Proforma disclosures required for entities
that elect to continue to measure compensation cost using Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

2.  Investment Securities

The carrying values and estimated market values of investment securities are summarized as follows:

                               Gross       Gross     Estimated
                  Amortized  Unrealized  Unrealized   Market
                     Cost      Gains       Losses     Value
Held to maturity:
June 30, 1995:
  U.S. government
    and agency
    securities      $54,933    $217        $(453)     $54,697
  Municipal bonds       489      -            (4)         485
  Insured certifi-
    cates of
    deposit           6,127      -            -         6,127
                    $61,549    $217        $(457)     $61,309

June 30, 1996:
  U.S. government
    and agency
    securities      $17,995      $3        $(760)     $17,238
  Insured certifi-
    cates of
    deposit           5,679      -           -          5,679
                    $23,674      $3        $(760)     $22,917

Available for sale:
 June 30, 1995:
  Adjustable rate
    mortgage fund   $20,698   $  -         $ (95)     $20,603
  Other mutual
    funds             7,840      -          (158)       7,682
                    $28,538   $  -         $(253)     $28,285

 June 30, 1996:
  U.S. government
    and agency      $27,218   $ 110        $ (12)     $27,316

     The amortized cost and estimated market values of debt securities by contractual maturity are as follows:

                     Amortized Cost    Estimated Market Value
                     1995     1996      1995        1996

Held to maturity:
  Due in one year  $21,706  $  -      $21,663     $  -
  Due after one
   year through
   five years      33,843    6,679     33,770       5,679
  Due after five
   years through
   ten years        6,000   16,995      5,876      17,238
                  $61,549  $23,674    $61,309     $22,917

Available for sale:
  Due in one year  $  -    $16,114    $   -       $16,127
  Due after one
    year through
    five years        -      6,104        -         6,189
  Due after five
    years through
    ten years         -      5,000        -         5,000
                   $  -    $27,218    $   -       $27,316

The adjustable rate mortgage and mutual funds available for sale at June 30, 1995, have no stated maturity date.

The Company had approximately $1,474,000 and $9,000,000 of investment securities pledged against deposits at June 30, 1995 and 1996, respectively. There were no investment securities held to maturity sold during the fiscal years 1994, 1995 and 1996.

For the years ended June 30, 1995 and 1996, proceeds on sales of securities available for sale were $1,250,000 and $34,964,000, with realized losses of approximately $38,000 and $582,000, respectively. There were no investment securities available for sale sold for the year ended June 30, 1994. The unrealized gains (losses) at June 30, 1995 and 1996, of approximately $(253,000) and $98,000 net of related income tax expense (benefit) of $(95,000) and $34,000, are reported as a separate component of stockholders' equity.

In December 1995, the Company transferred investment securities held to maturity with an amortized cost of approximately $39,801,000 and market value of approximately $40,036,000 to the available for sale category. The transfer was a result of the FASB allowing a one-time reallocation of an entity's investment portfolio without penalty.

The Company had no commitments to purchase investment securities at June 30, 1995 and 1996.

3.  Loans Receivable

Loans receivable are summarized as follows:

                                          June 30,
                                     1995          1996
Real estate first mortgage loans:
 One-to-four-family dwellings      $181,119     $209,810
 Construction                        10,600       14,220
 Commercial real estate               4,070        2,022
 Other real estate                      456          686
      Total real estate loans       196,245      226,738

Other loans:
 Consumer installment loans          21,373       20,317
 Commercial loans                     1,506        3,496
    Total other loans                22,879       23,813
    Total loans                     219,124      250,551

Less:
 Undisbursed portion of loans
   in process                         6,492        9,059
 Unearned discounts on consumer
   loans                                291          141
 Unearned discounts on loans
   purchased                          2,123        1,348
 Net deferred loan fees                 508          433
 Allowance for loan losses            1,062        1,233
                                     10,476       12,214
                                   $208,648     $238,337

The Company's primary lending area for the origination of mortgage loans includes parts of six counties in northwestern South Carolina. The Company is also involved with correspondent lenders that broker loans throughout South and North Carolina. The Company limits uninsured loans to 80% of the appraised value of the property securing the loan. Generally, the Company allows loans covered by private mortgage insurance up to 95% of the appraised value of the property securing the loan.

The general policy is to limit loans on commercial real estate to 75% of the lesser of appraised value or construction cost of the property securing the loan.

The Company's policy requires that consumer and other installment loans be supported primarily by the borrower's ability to repay the loan and secondarily by the value of the collateral securing the loan, if any.

Management of the Company believes that its allowances for losses on its loan portfolio are adequate. However, the estimates used by management in determining the adequacy of such allowances are susceptible to significant changes due primarily to changes in economic and market conditions. In addition, various regulatory agencies periodically review the Company's allowance for losses as an integral part of their examination processes. Such agencies may require the Company to recognize additions to the allowances based on their judgments of information available to them at the time of their examinations.

In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", no loans in non-homogenous groups were determined to be impaired for the year ended or as of June 30, 1996. Commercial real estate and other loans are included in the non-homogenous group.

For the loans in homogeneous groups, loans which are contractually past due ninety days or more total approximately $852,000 at June 30, 1995 and $791,000 at June 30, 1996. The amount the Company will ultimately realize from these loans could differ materially from their carrying value because of unanticipated future developments affecting the underlying collateral or the borrower's ability to repay the loans. If collection efforts are unsuccessful, these loans will be subject to foreclosure proceedings in the ordinary course of business. Management believes that the Company has adequate collateral on these loans and that the Company will not incur material losses in the event of foreclosure.

The changes in the allowance for loan losses are summarized as follows:

                                  June 30,
                           1994     1995     1996

Beginning balance          $843   $  914  $  1,062
Provision charged to
  income                    225      180       180
Recoveries                   30       52        35
Charge-offs                (184)     (84)      (44)

  Ending balance           $914   $1,062    $1,233

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans are approximately $4,666,000, $4,286,000 and $3,646,000 at June 30, 1994, 1995 and
1996, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $40,000, $45,000 and $28,000 at June 30, 1994, 1995 and 1996, respectively.

4.  Mortgage-Backed Securities

Mortgage-backed securities are summarized as follows:

                      Amortized  Unrealized  Unrealized  Market
                        Cost       Gains       Losses    Value

Held to maturity:
 June 30, 1995:
  FHLMC Certificates  $ 5,876       $30        $(174)   $ 5,732
  FNMA Certificates    14,556        22         (737)    13,841
                      $20,432       $52        $(911)   $19,573

 June 30, 1996:
  FHLMC Certificates   $2,839       $ 1        $ (14)   $ 2,826
  FNMA Certificates     4,368         -         (240)     4,128
  GNMA Certificates     4,301         -          (38)     4,263
                      $11,508       $ 1        $(292)   $11,217

Available for sale:
 June 30, 1996:
  FHLMC Certificates   $  910       $21        $  -     $   931
  FNMA Certificates       582        14           -         596
  GNMA Certificates     4,663         -         (100)     4,563
                       $6,155       $35        $(100)    $6,090

Although mortgage-backed securities are initially issued with a stated maturity date, the underlying mortgage collateral may be prepaid by the mortgagee and, therefore, such securities may not reach their maturity date.

The Company had no sales of mortgage-backed securities held to maturity during the years ended June 30, 1994, 1995 and 1996. No mortgage-backed securities were pledged at June 30, 1995, and approximately $9 million at June 30, 1996.

For the year ended June 30, 1996, proceeds on sales of mortgage-backed securities available for sale were approximately $9,706,000, with realized
losses of approximately $309,000.   There were no mortgage-backed securities
available for sale sold for the years ended June 30, 1994 and 1995. The unrealized losses at June 30, 1996 of approximately $65,000, net of related tax benefit of $23,000, are reported as a separate component of stockholders equity.

In December 1995, the Company transferred mortgage-backed securities held to maturity with an amortized cost of approximately $12,749,000 and market value of approximately $12,610,000 to the available for sale category. The transfer was a result of the FASB allowing a one-time reallocation of an entity's investment portfolio without penalty.

5.  Real Estate

Real estate is summarized as follows:
                                         June 30,
                                     1995        1996

Real estate acquired on
  settlement of loans              $   27       $  25
Real estate acquired for
  development, rental and sale      1,194         984
                                    1,221       1,009

Less:
  Accumulated depreciation            204         218
  Allowance for loss                   21           -
                                     $996        $791

Real estate acquired for development, rental and sale consists of:

                                         June 30,
                                     1995        1996

Commercial buildings               $  509       $ 350
Improved land                          97          46
Unimproved land                       588         588
                                   $1,194       $ 984

Real estate acquired for development, rental and sale includes the Association's subsidiary's investment in commercial rental property located in Anderson, South Carolina. The subsidiary recognized income from this property of approximately $76,000, $88,000 and $86,000 during the years ended June 30, 1994, 1995 and 1996, respectively.

In 1995, the Company reclassified improved land and a building of approximately $210,000 from office properties and equipment to real estate. This property consists of a former branch office which is no longer used in operations. The property was sold in 1996, with proceeds on sale of approximately $164,000, resulting in a realized loss of approximately $23,000.

The changes in the allowance for losses on real estate acquired in settlement of loans is summarized as follows:

                               1994       1995       1996

Beginning balance             $   20     $   12     $   21
Provision charged to income      -           21        -
Charge-offs                       (8)       (12)       (21)
Ending balance                   $12        $21     $  -

6.  Office Properties and Equipment

Office properties and equipment are summarized as follows:

                                         June 30,
                                     1995        1996

Land and improvements               $1,591      $1,591
Buildings                            5,641       5,660
Furniture, fixtures and equipment    3,324       3,348
                                    10,556      10,599
Less accumulated depreciation        5,815       6,218
                                    $4,741      $4,381

7.  Interest Receivable

Interest receivable is summarized as follows:

                                         June 30,
                                     1995        1996

Investments                        $  905      $  835
Loans receivable                    1,178       1,330
Mortgage-backed securities            114         129
                                   $2,197      $2,294

8.  Deposits

Deposit account balances are summarized as follows:

                                         June 30,
                                     1995        1996

NOW deposits at 1.88% and 1.87%
 at June 30, 1995 and 1996
 (including non-interest bearing
 accounts of $1,222 and $1,577,
 respectively)                     $20,242     $21,424

Money Market deposits with
 weighted average rates of 3.21%
 and 3.23% at June 30, 1995 and
 1996, respectively                 14,700      15,574

Passbook deposits at 2.47% at
 June 30, 1995 and 1996             27,634      27,470

Fixed rate certificates with
 weighted average rates of 5.75%
 and 5.62% at June 30, 1995 and
 1996, respectively                215,686     223,767

Less premium on deposits acquired     (31)         (18)

Total deposits                    $278,231    $288,217

Weighted average cost of deposits     5.01%       4.91%

Contractual maturities of certificate accounts are summarized as follows:

                                         June 30,
                                     1995        1996

12 months or less                 $163,398    $ 164,736
Over 12 months                      52,288       59,031
                                  $215,686     $223,767

The Company had deposit accounts in amounts of $100,000 or more of approximately $29 and $38 million at June 30, 1995 and 1996, respectively.

The Company paid a $1 million premium for approximately $20 million in deposits acquired on January 2, 1986. The premium is being amortized over the estimated thirteen year life of the related deposits as an adjustment to interest expense.

9.  Security Sold Under Agreement to Repurchase

The security, a FNMA note, sold under a reverse repurchase agreement was delivered to safekeeping with an independent third-party on the Company's behalf. The broker-dealer has agreed to resell to the Company the identical security at the maturity of the agreement. The agreement at June 30, 1996, contains provisions for maturity every 90 days, with a final maturity on June 29, 1998.

Information concerning the security sold under agreement to repurchase is summarized as follows:

                                              1996

Average balance during the year
  (monthly basis)                            $ 417
Average interest rate                          8.0%
Maximum month-end balance during the year   $5,000
Investment securities underlying the
  agreements at year-end:
  Carrying value                            $5,000
Estimated fair value                        $5,000

10. Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank are summarized as follows:

                                           June 30,
Interest Rate      Maturity Date       1995        1996

   8.85              May 1996        $  841       $  -
   8.60             June 1996           756          -
Total                                $1,597       $  -

The Federal Home Loan Bank stock and mortgage loans receivable were pledged as collateral for these advances.

11. Compensation Benefit Agreements

Effective January 9, 1996, the Association established unfunded nonqualified compensation agreements with its directors providing for fixed benefits for life. The benefits are payable to those directors beginning the month following retirement from the Board or, in the event of their death, to their designated beneficiary for a five year period. The liability for the benefits has been accrued at the balance sheet date at the net present value of the expected future benefits. Annual expense is based on the increase in the net present value of expected future benefits. The expense before income tax effect associated with these agreements was approximately $46,000 for the year ending June 30, 1996.

12. Income Taxes

Income tax expense (benefit) is summarized as follows:

                                Years Ended June 30,
                              1994      1995       1996

Current                      $1,386    $1,919     $1,271
Deferred                        236       (11)       (250)
   Total                     $1,622    $1,908     $1,021

The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes and cumulative effect adjustment are reconciled as follows:

                                Years Ended June 30,
                              1994      1995       1996

Computed income tax expense  $1,530   $1,865       $666
Increase (decrease) result-
  ing from:
  State income tax, net of
    federal benefit              60       49          -
  Nondeductible ESOP compen-
    sation expense                -        -        341
  Other                          32       (6)        14

Actual income tax expense    $1,622   $1,908     $1,021

Net deferred tax assets (liabilities) are included in other assets or accrued expenses and other liabilities in the accompanying consolidated balance sheets. The components of net deferred tax assets (liabilities) are as follows:

                                          June 30,
                                     1995          1996

Deferred tax assets:
  Loan origination fees              $251          $ 67
  Deferred compensation and
    benefit deductions                269           272
  Unrealized losses on securities
    available for sale                 95             -
  Carryforward of capital losses        -           234
  State net operating loss              -            56
  Tax credits                           -           124
  Other                                28            31
  Valuation allowance                   -             -
                                      643           784

Deferred tax liabilities:
  Bad debt reserves                   261           277
  Excess tax depreciation              99           112
  FHLB stock dividends                315           315
  Excess MRP compensation              76             -
  Unrealized gains on securities
    available for sale                  -            11
  Other                                23             -
                                      774           715

    Net deferred tax asset
      (liability)                   $(131)          $69

The Association's annual addition to its reserve for bad debts allowed under the Internal Revenue Code may differ significantly from the bad debt experience used for financial statement purposes. Such bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserves are used for purposes other than to absorb bad debt losses. Since the Association does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided on the amount of bad debt reserves for tax purposes that arose in tax years beginning before December 31, 1987, in accordance with SFAS No. 109. Therefore, retained earnings at June 30, 1995 and 1996, includes approximately $7.8 million, representing such bad debt deductions for which no deferred income taxes have been provided.

13. Stockholders' Equity

On October 7, 1993, the Holding Company issued and sold 4,326,400 shares of common stock at $10 per share in its initial public offering, including 332,800 shares to the Association's ESOP (see Note 18) and 166,400 shares to the Association's MRP's (see Note 19). The net proceeds to the Holding Company after recognizing the $1.4 million of expenses and underwriting costs and $5.0 million of employee compensation plans were approximately $36.9 million.

The Holding Company used $20.1 million of the net proceeds to purchase all of the capital stock of the Association and invest virtually all of the remaining proceeds in mutual fund investments and mortgage backed securities (after loaning $3.3 million to the Association's ESOP).

At the time of its conversion to a stock association, the Association established a liquidation account in an amount equal to its total retained earnings as of June 30, 1993. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Association after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders reduce their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualified balances for accounts then held. The balance in the liquidation account at the date of conversion was approximately $27.6 million dollars. The balance in the liquidation account at June 30, 1996, as estimated by management, was approximately $14.3 million.

Subsequent to the conversion, the Association may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect
would cause stockholders' equity   to be reduced below the amount required for
the liquidation account, applicable regulatory capital maintenance requirements, or if such declaration and payment would otherwise violate regulatory requirements.

Unlike the Association, the Company is not subject to these regulatory restrictions on payment of dividends to its stockholders. However, the source of future dividends may be dependent upon dividends from the Association. On June 17, 1996, the Board of Directors of the Holding Company authorized a one-time special cash dividend of $10 per share to be paid on June 27, 1996, to stockholders of record on June 21, 1996. The Company's earnings for the fourth quarter were substantially reduced due to losses that were recognized upon the liquidation of securities to fund the cash dividend as well as the recognition of the remaining unearned ESOP compensation. The ESOP expense recognition was accelerated because the special dividend payment on unallocated shares provided sufficient funds for the ESOP to repay its outstanding debt obligation and release the remaining unallocated shares. The Association received Office of Thrift Supervision approval to provide $19.5 million of dividends to the Holding Company to partially fund the one-time special dividend.

14. Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) of
1989

FIRREA regulations for savings institutions' minimum-capital requirements went into effect on December 7, 1989. In addition to the capital requirements, FIRREA includes provisions for changes in the federal regulatory structure for institutions, including a new deposit insurance system, increased deposit insurance premiums, and restricted investment activities with respect to non-investment-grade corporate debt and certain other investments. FIRREA also increases the required ratio of housing-related assets needed to qualify as a savings institution. The regulations require institutions to have minimum regulatory tangible capital equal to 1.5 percent of total assets, 3 percent leverage capital ratio, and a 8 percent risk-based capital ratio.

At June 30, 1995 and 1996, the Association met the regulatory tangible-capital, core-capital, and risk-based capital requirements, as defined by FIRREA. The Association had the following capital ratios at June 30, 1995 and 1996:

                                          June 30,
                                     1995          1996

Tangible capital to adjusted
  total assets                       14.4%         10.5%
Core capital to adjusted
  total assets                       14.4%         10.5%
Risk-based capital to risk-
  weighted assets                    34.4%         22.7%

The following is a reconciliation of the Association's generally accepted accounting principles ("GAAP") capital to regulatory capital at June 30, 1996 (in thousands):

                             Tangible     Core     Risk-Based
                              Capital    Capital     Capital

GAAP capital                 $34,274    $34,274     $34,274
Adjustments:
  Unrealized gains on
    securities available
    for sale                     (22)       (22)       (22)
  Investments in and ad-
    vances to nonincludable
    subsidiary                  (782)      (782)      (782)
  General valuation allowances    -          -       1,216

Regulatory capital computed    33,470    33,470     34,686
Minimum capital requirement     4,794     9,588     12,203

Regulatory capital excess     $28,676   $23,882    $22,483

15. Stock Option Plans

The Holding Company, in October 1993, adopted a stock option plan for the benefit of directors, officers, and other key employees. The number of shares of common stock reserved for issuance under the stock option plan was equal to approximately 10% of the total number of common shares issued pursuant to the Company's offering. The plan provides for incentive options for officers and employees and non-incentive options for directors. The plan is administered by a committee of three directors appointed by the board of directors. The option exercise price cannot be less than the fair value of the underlying common stock as the date of the option grant, and the maximum option term cannot exceed ten years. The number of shares of common stock authorized under the stock option and incentive plan is 416,000 and 291,616 were granted in October 1993 at an exercise price of $10. As of June 30, 1996, incentive and non-incentive options granted and exercisable totaled 291,616 and all were exercised at $10 per share in 1996. The non-incentive options exercised provided the Holding Company with a tax deduction of approximately $1.3 million in 1996, which consisted of the excess of the fair market value over the exercise price. The tax benefit of that deduction of approximately $505,000 has been credited to stockholders' equity in 1996.

16. Pension Plan

The Association maintains a Defined Contribution Money Purchase Pension Plan to supplement its Profit Sharing and Employee Savings Plans. Under this plan, the Board authorized an annual contribution of 3.5% of eligible salaries. Eligible employees are the same as those defined in the Profit Sharing and Employee Savings Plan. The expense for this plan was approximately $77,000, $79,000 and $76,000 for the years ending June 30, 1994, 1995 and 1996, respectively.

17. Profit Sharing and Employee Savings Plans

The Association established a qualifying noncontributory profit sharing plan covering substantially all employees who have completed six months of service and have attained the age of twenty and one-half. All employer contributions, as determined by the Board of Directors, are irrevocable and the Association has reserved the right of amendment and termination of the plan. No contributions were made to the plan for the years ended June 30, 1994, 1995 and 1996, respectively. Certain officers and other eligible employees are covered by a non-qualified plan. The expense recognized under this plan was $46,000, $58,000 and $58,000 for the years ended June 30, 1994, 1995 and 1996, respectively.

The Association also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees who have completed six months of service and have attained the age of twenty and one-half. Employees may contribute a percentage of their annual gross salary as limited by the federal tax laws. The Association matches employee contributions based on the plan guidelines. The amount charged against income was $78,000, $68,000 and $84,000 for the years ended June 30, 1994, 1995 and 1996, respectively.

18. Employee Stock Ownership Plan (ESOP)

The Association has established for eligible employees an Employee Stock Ownership Plan ("ESOP"). The ESOP borrowed $3.3 million from the Holding Company and purchased 332,800 common shares issued in the offering. The Association is expected to make scheduled cash contributions to the ESOP sufficient to service the amount borrowed. The $3.3 million in stock issued by the Holding Company is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. In accordance with GAAP, the unpaid balance of the ESOP loan has been eliminated in consolidation and the unamortized balance of unearned compensation is shown as a reduction in stockholders' equity. For the years ending June 30, 1994 and 1995, the total contributions to the ESOP used to fund principal and interest payments on the ESOP debt totaled approximately $468,000 and $505,000, respectively. For the year ending June 30, 1996, the Association was not required to make any contributions to the ESOP Plan for debt service due to available funds held by the ESOP.

For the years ending June 30, 1994, 1995 and 1996, compensation from the ESOP of approximately $432,000, $490,000 and $2,745,000 was expensed, respectively. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. The ESOP used dividends on allocated and unallocated shares, as determined by plan administrators, to pay off debt and accrued interest. Additional compensation expense of approximately $1,967,000 was recognized in 1996 because of the accelerated debt repayment by the ESOP Plan as disclosed in Note 13.

For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

19. Management Development and Recognition Plans

The Association has established four management development and recognition plans ("MRPs") which purchased 166,400 shares of common stock in the offering. The Association contributed $1.7 million to fund the purchase of the MRP shares. The shares were awarded to certain officers and directors of the Association who began vesting on January 1, 1994, and were fully vested on January 1, 1996. Compensation expense in the amount of the fair value of the common stock at the date of grant to the officer or director was recognized in the periods the participants become vested. The unearned compensation is reflected as a reduction of stockholders' equity. For the years ending June 30, 1994, 1995 and 1996, approximately $832,000, $575,000 and $257,000 of compensation expense has been recognized, respectively.

20. Employment and Change of Control Agreements

The Association and the Holding Company entered into employment agreements with certain key officers. The employment agreements provide for three-year terms. Commencing on the first anniversary date and continuing each anniversary date thereafter, the respective boards of directors may extend the agreements for an additional year so that the remaining terms shall be three years, unless written notice of termination of the agreement is given by the executive officer. The agreements provide for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the employers. Severance payments also will be provided on a similar basis in connection with voluntary termination of employment where, subsequent to a change in control, officers are assigned duties inconsistent with their positions, duties, responsibilities and status immediately prior to such change in control. The severance payments will equal 2.99 times the executive officer's average annual compensation during the preceding five years. Such amount will be paid within five business days following the termination of employment, unless the officer elects to receive equal monthly installments over a three-year period. The employment agreements provide for termination by the Association or the Holding Company for just cause at any time. The Company has not accrued any benefits under these postemployment agreements.

21. Commitments

The Company had outstanding commitments to originate mortgage loans of approximately $1,830,000 and $3,600,000 at June 30, 1995 and 1996,
respectively. The commitments to originate mortgage loans at June 30, 1995, were composed of variable-rate loans of $1,118,000 and fixed-rate loans of $712,000. The fixed-rate loans had interest rates ranging from 7.125% to 8.625% and terms ranging from 10 to 30 years. The commitments to originate mortgage loans at June 30, 1996, were composed of variable-rate loans of $3,240,000 and fixed-rate loans of $360,000. The fixed-rate loans had interest rates ranging from 7.75% to 7.875% and terms ranging from 10 to 15 years.

22. Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and lines of credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and lines of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments, the contract amounts of which represent credit risk for lines of credit, totaled approximately $10.4 million at June 30, 1996.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral may include accounts receivable, inventory, stocks, property, plant, and equipment, income-producing commercial properties, and first and second mortgages on single family residences.

The undisbursed advances on customer lines of credit were approximately $6.1 million at June 30, 1996. The Company does not anticipate any losses as a result of these transactions.

23. Deposit Insurance Premiums

The Association currently pays an insurance premium to the Federal Deposit Insurance Corporation (FDIC) equal to a percentage of its total deposits as a member of the Savings Association Insurance Fund (SAIF). In August 1995, the FDIC announced plans to lower the insurance premium rates for members of the Bank Insurance Fund (BIF). The disparity in insurance premiums between BIF and SAIF could create a competitive disadvantage for SAIF members. A proposed alternative to mitigate the effect is the assessment of a special premium of approximately .68% of deposits in order to recapitalize the SAIF and a subsequent lowering of the SAIF insurance premium rates.

If the proposal is realized, the Association would recognize an immediate charge to income for the amount of the fee which would immediately reduce its capital. After recapitalization, it is expected that the SAIF premiums would be more in line with the BIF premiums and therefore provide the Association with reduced insurance premiums in the future. However, management of the Association is unable to predict whether this proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

24. Financial Instruments

The approximate stated and estimated fair value of financial instruments are summarized below (in thousands of dollars):

                                     June 30,
                              1995                1996
                       Stated   Estimated   Stated   Estimated
                       Amount  Fair Value   Amount  Fair Value

Financial assets:
  Cash                $22,335   $22,335    $13,323   $13,323
  Investment
    securities         89,834    89,594     50,990    50,233
  Loans receivable,
    net               208,648   223,000    238,337   251,403
  Mortgage-backed
    securities         20,432    19,573     17,598    17,307
  Federal Home Loan
    Bank stock          2,691     2,691      2,691     2,691
  Other assets          2,197     2,197      2,294     2,294
                     $346,137  $359,390   $325,233  $337,251

Financial liabilities:
  Deposits:
    Demand accounts   $62,576   $62,576    $64,468   $64,468
    Certificate
      accounts        215,655   217,000    223,749   224,774
    Reverse repur-
      chase
      agreement           -         -        5,000     5,000
    Advances from
      Federal Home
      Loan Bank         1,597     1,600        -         -
    Other
     liabilities        1,957     1,957      1,764     1,764
                     $281,785  $283,133   $294,981  $296,006

The Company had off-balance sheet financial commitments, which include approximately $9.7 million of commitments to originate and fund loans and unused consumer lines of credit. Since these commitments are based on current market rates, the commitment amount is considered to be a reasonable estimate of fair market value.

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash - The carrying amount of such instruments is deemed to be a reasonable estimate of fair value.

Investments - Fair values for investment securities are based on quoted market prices.

Loans - Fair values for loans held for investment are estimated by segregating the portfolio by type of loan and discounting scheduled cash flows using interest rates currently being offered for loans with similar terms, reduced by an estimate of credit losses inherent in the portfolio. A prepayment assumption is used as an estimate of the portion of loans that will be repaid prior to their scheduled maturity.

Federal Home Loan Bank Stock - No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. Accordingly, the carrying amount is deemed to be a reasonable estimate of fair value.

Deposits - The fair values disclosed for demand deposits are, as required by SFAS 107, equal to the amounts payable on demand at the reporting date (i.e., their stated amounts). The fair value of certificates of deposit are estimated by discounting the amounts payable at the certificate rates using the rates currently offered for deposits of similar remaining maturities.

Security Sold with Agreement to Repurchase - The estimated fair value of this short-term debt is based on discounting amounts payable at the contractual rates using current market rates for debt with a similar maturity.

Advances from the FHLB - The estimated fair value of advances from the FHLB is based on discounting amounts payable at contractual rates using current market rates for advances with similar maturities.

Other Assets and Other Liabilities - Other assets represent accrued interest receivable; other liabilities represent advances from borrowers for taxes and insurance and accrued interest payable. Since these financial instruments will typically be received or paid within three months, the carrying amounts of such instruments are deemed to be a reasonable estimate of fair value.

Fair value estimates are made at a specific point of time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company's entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value also would affect significantly the estimates. Further, the fair value estimates were calculated as of June 30, 1995 and 1996. Changes in market interest rates and prepayment assumptions could change significantly the estimated fair value.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has significant assets and liabilities that are not considered financial assets or liabilities including deposit franchise value, loan servicing portfolio, real estate, deferred tax liabilities, and office properties and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

25. Condensed Parent Company Only Financial Statements

The following condensed balance sheets as of June 30, 1995 and 1996, and condensed statements of income and cash flows for the period from October 7, 1993 to June 30, 1994 and for the years ended June 30, 1995 and 1996 for First Southeast Financial Corporation should be read in conjunction with the consolidated financial statements and the notes thereto.

Parent Company Only                        June 30,
Balance Sheets (in thousands)           1995      1996

  Assets:
    Cash and due from banks          $    34   $     5
    Investment securities:
      Held to maturity                 1,000         -
    Available for sale                 7,682         -
    Loan receivable from ESOP          2,662         -
    Mortgage-backed securities,
      held to maturity                 8,325         -
    Equity in net assets of
      Association                     49,098    34,274
    Interest receivable                   65         -
    Other                                 70       785

        Total assets                 $68,936   $35,064

Liabilities:
  Accrued liabilities                $    12   $ 1,561

Stockholders' equity:
  Common stockholders' equity         68,924    33,503
        Total liabilities and
          stockholders' equity       $68,936   $35,064

Parent Company Only                   Period Ending June 30,
Statements of Income (in thousands)   1994     1995     1996

Equity in earnings of Association    $1,734   $2,971   $ 901
Interest income                         741    1,145     906
Loss on sale of investment securities   (12)     (11)   (593)
Other expense                          (173)    (183)   (259)
Income tax expense                     (214)    (345)    (16)
Net income                           $2,076   $3,577    $939

     The Association subsidiary paid the parent company cash dividends of $267,000, $1,100,000 and $21,470,000 during the years ending June 30, 1994,
1995 and 1996, respectively.

Parent Company Only                  Period Ending June 30,
Statements of Cash Flows
  (in thousands)                     1994    1995     1996

Operating activities:
  Net income                        $2,076  $3,577    $  939
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Undistributed equity earnings
      of Association               (1,734)  (2,971)     (901)
    Distribution of equity
      earnings of Association         267    1,100     5,140
    Realized losses on securities      12       11       593
    Amortization of premiums on
      mortgage-backed securities       29       49        38
    Deferred income tax benefit         -      (11)     (219)
    (Increase) decrease in
      interest receivable             (53)     (12)       65
    Increase in other assets            -         -       54
    Increase (decrease) in
      accrued liabilities             189     (177)    1,549
    Net cash provided by
      operating activities            786    1,566     7,258

Investing activities:
  Loan to ESOP                     (3,328)       -        -
  Principal repayment by ESOP         333      333     2,662
  Purchase of investment
    securities                     (9,623)  (1,621)       -
  Proceeds from sale of
    investment securities           2,130      250     8,498
  Purchase of mortgage-backed
    securities                    (10,999)       -        -
  Principal payments on mortgage-
    backed securities                 999    1,597     1,606
  Proceeds from sale of mortgage-
    backed securities                  -         -     6,430
  Purchase of capital stock of
    Association                   (20,097)       -        -
  Return of capital from Asso-
    ciation                            -         -    16,330
  Net cash provided (used) by
    investing activities          (40,585)     559    35,526

Financing activities:
  Proceeds from issuance of
    common stock and treasury
    stock                          41,893        -     2,916
  Purchase of treasury stock       (1,846)  (1,074)       -
  Dividends paid                     (247)  (1,018)  (45,729)
       Net cash provided (used)
        by financing activities    39,800   (2,092)  (42,813)

Net increase (decrease) in cash         1       33       (29)
Cash at beginning of period            -         1        34
Cash at end of period             $     1   $   34   $     5

                                                    (continued)

Parent Company Only                    Period Ending June 30,
Statements of Cash Flows
   (in thousands)                  1994       1995      1996

Supplemental disclosures:

Cash paid during the period for
  income taxes                    $  -        $ 532   $  306
Non-cash investing and financing
  activities:
    Transfer of investment
      securities from held to
      maturity to available
      for sale                    $  -        $  -    $1,000
    Transfer of mortgage-backed
      securities from held to
      maturity to available for
      sale                           -           -     6,681
    Tax benefit from stock options
      exercised                      -           -       505
    Net change in unrealized gains
      on securities, net of taxes
      of $59                         -           -        99


26. First Southeast Financial Corporation and Subsidiary Quarterly Results of Operations (Unaudited)

                              Year Ended June 30, 1996
                          1st      2nd      3rd       4th
                        Quarter   Quarter  Quarter   Quarter

Interest income         $5,683    $5,884   $6,045    $6,338
Interest expense         2,760     2,828    2,997     3,380
Net interest income      2,923     3,056    3,048     2,958
Provision for loan
  losses                    45        45       45        45
Net interest income
  after provision for
  loan losses            2,878     3,011    3,003     2,913
Other income               282       238      226       310
Other expense            1,760     1,811    1,923     1,882
Income (loss) before
  income tax expense
  and cumulative
  effect adjustment      1,400     1,438    1,306     1,341
Income tax expense
  (benefit)                489       501      466       452
Income (loss) before
  cumulative effect
  adjustment               911       937      840       889

Cumulative effect
  adjustment                -         -        -         -

Net income (loss)         $911      $937     $840      $889

                              Year Ended June 30, 1996
                          1st      2nd      3rd       4th
                        Quarter   Quarter  Quarter   Quarter

Interest income         $6,419    $6,454   $6,442    $6,462
Interest expense         3,622     3,641    3,573     3,521
Net interest income      2,797     2,813    2,869     2,941
Provision for loan
  losses                    45        45       45        45
Net interest income
  after provision for
  loan losses            2,752     2,768    2,824     2,896
Other income               244       244      251      (629)
Other expense            1,835     1,941    1,809     3,805
Income (loss) before
  income tax expense
  and cumulative
  effect adjustment      1,161     1,071    1,266    (1,538)
Income tax expense
  (benefit)                405       344      446      (174)
Income (loss) before
  cumulative effect
  adjustment               756       727      820    (1,364)
Cumulative effect
  adjustment                -         -        -         -
Net income (loss)         $756      $727     $820   $(1,364)

Fourth quarter 1996 results include additional expense of approximately $1,967,000 related to ESOP compensation that was recognized upon the release of the remaining unallocated shares due to ESOP debt repayment. Realized losses on securities of $891,000 were recognized upon the liquidation of investments to fund the Holding Company's special dividend of $10 per share.

                               COMMON STOCK INFORMATION

     The common stock of First Southeast Financial Corporation is traded in the over-the counter market as reported on the Nasdaq National Market under the symbol "FSFC." As of September 13, 1996, there were approximately 940 stockholders of record. The Company estimates that, as of September 13, 1996, there were approximately 2,120 beneficial owners holding stock in nominee or "street" name.

     The Company presently pays quarterly cash dividends on the common stock, subject to the discretion of the Board of Directors. Dividend payments by the Company depend primarily on the ability of the Association to pay dividends to the Company. Under Federal regulations, the dollar amount of dividends a federal savings association may pay depends upon the association's capital surplus position and recent net income. Generally, if an association satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with OTS regulations and the Association's Plan of Conversion. In addition, earnings of the Association appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends without payment of taxes at the then current tax rate by the Association on the amount removed from the reserves for such distributions. The Association does not contemplate any distribution that would limit the Association's bad debt deduction or create federal tax liabilities.

     The stock prices shown below reflect the initial public offering ("IPO") price and the high and low prices by quarter from October 7, 1993, the date the Company became a reporting company under the Securities Exchange Act of 1934, as amended, through the year ended June 30, 1996.

                                                     Cash
                           Market Price          Dividends Paid
                       High           Low          Per Share
                       ----         ------       ---------------

IPO                   $10.00         $   --             --
December 31, 1993      14.00          11.75             --
March 31, 1994         13.50          11.88        $ .0625
June 30, 1994          14.75          12.00             --

September 30, 1994     16.25          14.00          .0625
December 31, 1994      15.25          11.75          .0625
March 31, 1995         15.75          12.75            .07
June 30, 1995          19.25          14.25            .07

September 30, 1995    $20.25       $  17.50            .12
December 31, 1995      20.75          17.25            .12
March 31, 1996         20.25          17.25            .12
June 30, 1996          20.25           9.25          10.12

                         DIRECTORS AND OFFICERS

FIRST SOUTHEAST                                FIRST FEDERAL SAVINGS AND LOAN
FINANCIAL CORPORATION                          ASSOCIATION OF ANDERSON

Directors:                                     Directors:

Charles L. Stuart                              Charles L. Stuart
 Chairman of the Board and                      Chairman of the Board and
 Past President and                             Past President and
 Chief Executive Officer                        Chief Executive Officer
 of the Association                             of the Association

David C. Wakefield, III                        David C. Wakefield, III
  President and                                 Vice Chairman of the Board
  Chief Executive Officer                       President and Chief Executive
                                                Officer

James H. Barton                                James H. Barton
 Retired President and majority                 Retired President and majority
 stockholder of Barton Grocery Co.,             stockholder of Barton Grocery
 Inc., Anderson and Acme Distributing           Co., Inc., Anderson and Acme
 Co. of Greenville, Inc.                        Distributing Co. of
                                                Greenville, Inc.

Josiah Crudup, Jr.                             Josiah Crudup, Jr.
 Retired President, Chief                       Retired President, Chief
 Executive Officer and majority                 Executive Officer and majority
 stockholder of Crudup Oil                      stockholder of Crudip Oil
 Co., Inc.                                     Co., Inc.

Vernon E. Merchant, Jr.                        Vernon E. Merchant, Jr.
 Self-employed physician and surgeon            Self-employed physician and
                                                surgeon

William R. Phillips                            William R. Phillips
 Retired stockbroker from J.C. Bradford         Retired stockbroker from J.C.
 & Co. and a retired colonel of the South       Bradford & Co. and a retired
 Carolina National Guard                        colonel of the South Carolina
                                                National Guard

Aubrey T. Scales                               Aubrey T. Scales
 Retired Senior Vice President of the           Retired Senior Vice President
 Association                                    of the Association

A. C. Terry                                    A. C. Terry
 Retired President and owner of                 Retired President and owner of
 Terry Furniture Co., a retail                  Terry Furniture Co., a retail
 furniture company                              furniture company

FIRST SOUTHEAST                      FIRST FEDERAL SAVINGS AND LOAN
FINANCIAL CORPORATION                ASSOCIATION OF ANDERSON

Officers:                            Officers:

David C. Wakefield, III              David C. Wakefield, III
 President and Chief Executive        President and Chief Executive
 Officer                              Officer

John L. Biediger                     John L. Biediger
 Executive Vice President             Executive Vice President and Treasurer
 and Treasurer

Douglas T. Locke                     Douglas T. Locke
 Senior Vice President                Senior Vice President

Carole K. Bain                       Carole K. Bain
 Vice President and Corporate         Vice President and Corporate
 Secretary                            Secretary

                                     Henry D. Boone
                                      Vice President

                                     Dennis B. Fowler
                                      Vice President

                    CORPORATE INFORMATION

Corporate Headquarters                 Transfer Agent

201 North Main Street                  Wachovia Bank of North Carolina, N.A.
Anderson, South Carolina               P.O. Box 8217
                                       Boston, MA  02266
Independent Auditors
                                       Common Stock
Crisp, Hughes & Co., LLP
Ashville, North Carolina               Traded Over-the-Counter/
                                       National Market System
General Counsel                        Nasdaq Symbol: FSFC

Allen and Eakes                        10-K Information
Anderson, South Carolina
                                       A copy of the Form 10-K will be
Special Counsel                        furnished without charge to
Breyer & Aguggia                       stockholders of record upon written
Washington, D.C.                       request to the Secretary, First
                                       Southeast Financial Corporation, 201
                                       North Main Street, Anderson, South
                                       Carolina 29621.

                    _____________________________

Annual Meeting

     The Annual Meeting of Stockholders will be held October 29, 1996, at 2:00 p.m., Eastern Time, at the Company's main office located at 201 North Main Street, Anderson, South Carolina.

                                -36-
PAGE

                                            EXHIBIT 21

                                 Subsidiaries of the Registrant


Parent

First Southeast Financial Corporation

                                   Percentage          Jurisdiction or
Subsidiaries (1)                     Owned         State of Incorporation

First Federal Savings
  and Loan Association of
  Anderson                           100%            Federally chartered

First Master Service Corporation     100%            South Carolina

_________________
(1) The operations of the Corporation's subsidiaries are included in the Corporation's consolidated financial statements.

                   [Logo of Crisp Hughes & Co., L.L.P.]



                     CONSENT OF INDEPENDENT AUDITORS

     We have issued our report dated August 21, 1996, accompanying the Consolidated Financial Statements incorporated by reference in the Annual Report of First Southeast Financial Corporation on Form 10-K for the year ending June 30, 1996. We hereby consent to the incorporation by reference of said reports in the Registration Statement of First Southeast Financial Corporation on Form S-8 (File No. 33-65102, effective March 31, 1994).


                                  /s/Crisp Hughes & Co., L.L.P.
                                  CRISP HUGHES & CO., L.L.P.

Asheville, North Carolina
September 24, 1996