Form 10-Q
period 1996-09-30
FIRST SOUTHEAST FINANCIAL CORP
filed 1996-11-14
CIK 908314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:        SEPTEMBER 30, 1996

or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number:  0-22240

FIRST SOUTHEAST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE                                                           57-0979678
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

201 N. MAIN STREET, ANDERSON, SOUTH CAROLINA                            29621
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code             (864) 224-3401

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         [X] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK,
PAR VALUE $.01 PER SHARE            4,388,231 SHARES            NOVEMBER 8, 1996
(Class)                             (Outstanding)               (As of date)

FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY

FORM 10-Q

SEPTEMBER 30, 1996

TABLE OF CONTENTS

                                                                         Page
                                                                       Number
PART I - FINANCIAL INFORMATION

      Item 1.     Financial Statements:

          Consolidated Balance Sheets as of June 30, 1996 and
          September 30, 1996                                                1

          Consolidated Statements of Income for the three months
          ended September 30, 1995 and 1996                                 2

          Consolidated Statements of Stockholders' Equity                   3

          Consolidated Statements of Cash Flows for the three
          months ended September 30, 1995 and 1996                          4

          Notes to Consolidated Financial Statements                        5

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       6

PART II - OTHER INFORMATION

      Item 1.     Legal Proceedings                                         9

      Item 2.     Changes in Securities                                     9

      Item 3.     Defaults Upon Senior Securities                           9

      Item 4.     Submission of Matters to a Vote of Security Holders       9

      Item 5.     Other Information                                         9

      Item 6.     Exhibits and Reports on Form 8-K                          9

SIGNATURES                                                                  9

FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)
                                                           June 30,   Sept. 30,
                                                              1996        1996
    Assets
Cash and due from banks                                   $   3,865   $   2,968
Interest-earning deposits                                     9,458       9,148
Investment securities:
  Held to maturity (market value of $22,917 and $15,387)     23,674      16,081
  Available for sale (cost of $27,218 and $27,105)           27,316      27,313
Loans receivable, net                                       238,337     245,404
Mortgage-backed securities:
  Held to maturity (market value of $11,217 and $10,766)     11,508      10,952
  Available for sale (cost of $6,155 and $5,881)              6,090       5,844
Office properties and equipment, net                          4,381       4,322
Real estate                                                     791         762
Federal Home Loan Bank stock                                  2,691       2,691
Interest receivable                                           2,294       2,231
Other                                                         1,447       1,620
    Total assets                                          $ 331,852   $ 329,336

    Liabilities
Deposits                                                  $ 288,217   $ 279,712
Securities sold under agreements to repurchase                5,000      10,000
Other borrowed money                                             -        1,300
Advance payments by borrowers for taxes and insurance         1,436       1,701
Accrued expenses and other liabilities                        3,331       3,049
Income taxes payable                                            365         449
    Total liabilities                                       298,349     296,211

    Stockholders' Equity
Preferred stock ($.01 par value, 2,000,000 shares
  authorized; none outstanding)                                  -           -
Common stock ($.01 par value, 8,000,000 shares authorized;
  4,388,231 shares issued and outstanding)                       44          44
Paid-in capital                                              19,137      19,137
Retained earnings, substantially restricted                  14,300      13,830
Unrealized net loss on securities available for sale             22         114
    Total stockholders' equity                               33,503      33,125

    Total liabilities and stockholders' equity            $ 331,852   $ 329,336

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(unaudited)
(in thousands, except share data)
                                                             Three Months Ended
                                                                September 30,
                                                             1995          1996
Interest income:
  Mortgage loans                                         $  3,937      $  4,418
  Mortgage-backed securities                                  281           289
  Other loans                                                 539           538
  Investments                                               1,347           780
  Deposits with other banks                                   315           184
    Total interest income                                   6,419         6,209

Interest expense:
  Deposits                                                  3,587         3,505
  Borrowings                                                   35           147
    Total interest expense                                  3,622         3,652
    Net interest income                                     2,797         2,557

Provision for loan losses                                      45            45
    Net interest income after provision for loan losses     2,752         2,512

Non-interest income:
  Loan fees and servicing charges                             147           199
  Income from rental of real estate acquired
    for development or rental                                  15            21
  Other                                                        82            90
    Total non-interest income                                 244           310

Non-interest expenses:
  Compensation and employee benefits                        1,196           884
  Occupancy expense                                           242           236
  Deposit insurance premiums                                  157         1,963
  Other                                                       240           263
    Total non-interest expenses                             1,835         3,346

    Income (loss) before income taxes                       1,161          (524)

Income tax expense (benefit)                                  405          (230)
    Net income (loss)                                    $    756      $   (294)

Weighted average common equivalent shares outstanding   3,974,636     4,388,231
Earnings (loss) per share                                $   0.19      $  (0.07)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
(unaudited)
(in thousands, except share data)

                                          Common  Paid-in   Retained  Unrealized    Treasury Unearned Compensation:
                                          Stock   Capital   Earnings  Gains(losses) Stock    ESOP       MRPs        Total

Balance at June 30, 1995                  $   43  $ 42,106  $ 32,772  $     (158)  $(2,920) $ (2,662)  $  (257)  $ 68,924

Net income                                   -         -         939         -         -         -         -          939

Cash dividends ($10.48 per share)            -     (23,738)  (19,411)        -         -         185       -      (42,964)

Unrealized gains on securities, net          -         -         -           180       -         -         -          180

Issuance of common stock (61,831 shares)       1       617       -           -         -         -         -          618

Issuance of treasury stock (229,785 shares)  -        (622)      -           -       2,920       -         -        2,298

Tax benefit of stock options exercised       -         505       -           -         -         -         -          505

ESOP and MRPs compensation earned            -         269       -           -         -       2,477       257      3,003

Balance at June 30, 1996                      44    19,137    14,300          22       -         -         -       33,503

Net loss                                     -         -        (294)        -         -         -         -         (294)

Cash dividends ($0.04 per share)             -         -        (176)        -         -         -         -         (176)

Unrealized gains on securities, net          -         -         -            92       -         -         -           92

Balance at September 30, 1996             $   44  $ 19,137  $ 13,830  $      114   $   -    $    -     $   -     $ 33,125

The accompanying notes are an integral part of these consolidated financial statements.


FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)
                                                            Three Months Ended
                                                                 September 30,
                                                               1995       1996

Net cash provided (used) by operating activities           $    144   $   (451)

Investing activities:
  Net decrease in insured certificates of deposit             2,909      4,594
  Purchase of investment securities held to maturity         (3,000)        -
  Maturities of investment securities held to maturity        7,040      3,000
  Purchase of investment securities available for sale           -      (5,000)
  Maturities of investment securities available for sale         -       5,113
  Proceeds from sale of real estate                              38         30
  Origination of loans                                      (14,654)   (18,462)
  Principal payments on loans                                12,635     11,468
  Purchase of loans                                          (2,571)        -
  Principal payments on mortgage-backed securities              918        794
  Purchase of office properties and equipment                   (20)       (36)
    Net cash used by investing activities                     3,295      1,501

Financing activities:
  Net increase (decrease) in deposits                         4,098     (8,508)
  Increase in securities sold under agreements to repurchase     -       5,000
  Increase in short-term borrowings                              -       1,300
  Increase in advance payments by borrowers for taxes and
    insurance                                                   339        265
  Increase in mortgage servicing payments                       (28)      (138)
  Proceeds from exercise of stock options                        40         -
  Cash dividend paid on common stock                           (461)      (176)
    Net cash provided (used) by financing activities          3,988     (2,257)
    Increase (decrease) in cash and cash equivalents          7,427     (1,207)
Cash and cash equivalents at beginning of period             22,335     13,323
Cash and cash equivalents at end of period                 $ 29,762   $ 12,116

Noncash transactions:
  Loan loss reserve charge-offs                            $    28         38

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
June 30, 1996 and September 30, 1996

1. General. On October 7, 1993, First Southeast Financial Corporation (the "Company"), a Delaware corporation, became the holding company for First Federal Savings and Loan Association of Anderson (the "Association"). Both companies are headquartered in Anderson, South Carolina. The Company is engaged primarily in the business of directing, planning and coordinating the business activities of the Association.

The unaudited consolidated financial statements of the Company included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1996. The results of operations for the three-month period ended September 30, 1996 are not indicative of the results of operations for the entire fiscal year.

2. Investment Securities. The carrying and estimated market values of securities are summarized as follows:
                                                   Gross      Gross  Estimated
                                    Amortized Unrealized Unrealized     Market
                                         Cost      Gains     Losses     Values
Held to maturity:
At June 30, 1996:
 US Government and agency securities  $17,995    $    3    $  (760)    $17,238
 Insured certificates of deposit        5,679        -          -        5,679
    Total                             $23,674    $    3    $  (760)    $22,917

At September 30, 1996:
 US Government and agency securities  $14,996    $   -     $  (694)    $14,302
 Insured certificates of deposit        1,085        -          -        1,085
    Total                             $16,081    $   -     $  (694)    $15,387

Available for sale:
At June 30, 1996:
 US Government and agency securities  $27,218    $  110    $   (12)    $27,316

At September 30, 1996:
 US Government and agency securities  $27,105    $  210    $    (2)    $27,313

FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General. The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include First Southeast Financial Corporation and/or First Federal Savings and Loan Association of Anderson, as appropriate.

Recent Developments. The Association is a member of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996 directing the FDIC to impose a special assessment on SAIF-assessable deposits to recapitalize the SAIF. Included in the results of operations for the quarter ended September 30, 1996, is a charge of $1.8 million ($1.1 net of taxes) for the Association's portion of the special assessment.

Additional legislation was signed into law during the quarter ended September 30, 1996 which contained a provision that repealed the percentage-of-taxable-income method of accounting for thrift bad debts for tax years beginning after December 31, 1995. This law requires the Association to account for bad debts using the experience method. Under the new law, the change in accounting method that eliminates the percentage method would trigger bad debt reserve recapture for post-1987 excess reserves over a six-year period. At June 30, 1996 the Association's post-1987 excess reserves amounted to $2 million, for which taxes have been provided. The law contains a special provision postponing the first payment of taxes for up to two years. Since the Association has provided for the taxes on the excess reserves, the enactment of the law has had no impact on the Company's financial condition or results of operations.

Financial Condition. The Company's total assets decreased by $2.5 million from June 30, 1996 to September 30, 1996. A $7 million increase in loans receivable was funded primarily from maturing investment securities. As of September 30, 1996, nonperforming loans amounted to $215,000, or 0.08% of total loans.

Results of Operations. The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investments, and interest expense on interest-bearing liabilities, primarily deposits. The Company's net income is also affected by the establishment of provisions for loan losses, the level of its non-interest income and expenses and income tax provisions.

Comparison of Operating Results for the Three Months Ended September 30, 1995 and 1996

General. Net income decreased $1 million from $756,000 for the three months ended September 30, 1995 to a loss of $294,000 for the same period in 1996. The primary component of the decrease was the net charge to earnings for the $1.1 million FDIC special assessment as described above. Net income excluding the effect of the special assessment increased by $67,000 from $756,000 for the three months ended September 30, 1995 to $823,000 for the same period in 1996 primarily attributable to the net effect of larger decreases in both compensation costs and interest income.

Interest Income. Interest income decreased by $210,000 from $6.4 million for the three months ended September 30, 1995 to $6.2 million for the same period in 1996. This decrease was the net effect of increased interest earned on mortgage loans which was offset by decreased interest on investments and interest-earning deposits.

Interest on mortgage loans increased by $481,000 primarily as a result of increased outstanding balances. The average net mortgage loans receivable increased by $30 million from $188 million during the three months ended September 30, 1995 to $218 million for the same period in 1996. However, the average yield on mortgage loans decreased by 28 basis points from 8.39% for the three months ended September 30, 1995 to 8.11% for the same period in 1996.

Interest on investments and interest-earning deposits decreased by $698,000 primarily as a result the loss of earnings in 1996 from the interest-earning assets used to pay the Company's special $10 per share cash dividend in June 1996. In addition, funds from maturing investment securities were used to fund the increase in mortgage loans outstanding.

Interest Expense. Interest expense increased a net of $30,000 for the three months ended September 30, 1996 when compared to the same period in 1995. Interest on deposits decreased by $82,000 as the average rate paid on deposits decreased by 20 basis points from 5.12% to 4.92%. This decrease was partially offset by the effect of a $5 million increase in the average deposit balance.
In addition, interest expense on borrowed funds increased by $112,000 due to the increase in the average balance of borrowed funds from $1.6 million during the three months ended September 30, 1995 to $8.5 million in 1996.

Provision for Loan Losses. The provision for loan losses remained unchanged at $45,000. Provisions are made based on management's analysis of the various factors which affect the loan portfolio and management's desire to maintain the allowance at a level considered adequate to provide for potential losses. The allowance for loan losses was $1.1 million at September 30, 1995 and $1.2 million at September 30, 1996, representing 211% and 577% of total nonperforming loans, respectively.

Non-interest Expenses. Non-interest expenses increased by $1.5 million as a net result of the $1.8 million FDIC special assessment and a net decrease in all other non-interest expenses of $300,000. Compensation costs decreased by $324,000 from 1995 due to the cost of the Company's stock based compensation plans which were fully recognized by June 30, 1996. Charges to income during the quarter ended September 30, 1995 were $196,000 for the employee stock ownership plan ("ESOP") and $128,000 for the management recognition plans ("MRPs").

Liquidity and Capital Resources.

The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans and investment securities. While maturities and scheduled amortization of loans and investment securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Company's primary investing activity is loan originations. During the three months ended September 30, 1995 and 1996, the Company originated loans of $15 million and $18 million, respectively. Other investing activities during the three months ended September 30, 1995 and 1996 included the purchases of investment securities of $3 million and $5 million, respectively. These activities were funded primarily from interest-earning deposits, from maturities of other investment securities and from proceeds of securities sold under agreements to repurchase.

The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. During the three months ended September 30, 1995 and 1996, the Company used funds primarily for loan commitments and investment purchases. At September 30, 1996, the Company had $4 million of approved mortgage loan commitments, $9 million of undisbursed construction loans proceeds and $6 million of undisbursed consumer line of credit commitments.

At September 30, 1996, there were no material commitments for capital expenditures.

At September 30, 1996, savings certificates amounted to $224 million, or 77% of the Company's total deposits, of which $53 million were scheduled to mature by December 31, 1996. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Management of the Company believes it has adequate resources to fund all loan commitments from savings deposits and short- and long-term borrowings and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Office of Thrift Supervision ("OTS") requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. The Company's average liquidity ratios were 37% and 13% for the three-month periods ended September 30, 1995 and 1996, respectively. The Company's actual short-term and total liquidity ratios were 24% and 36% at September 30, 1995 and 9% and 11% at September 30, 1996, respectively. The Company has consistently maintained liquidity levels in excess of regulatory requirements as a strategy for asset and liability management.

OTS regulations require savings institutions to maintain minimum capital levels. The following table presents the Association's regulatory levels relative to its regulatory capital requirements at September 30, 1996:


                                                      Percent of
                                           Amount       Adjusted
                                   (in thousands)   Total Assets

       Tangible capital                  $ 33,245          10.1%
       Tangible capital requirement         4,939           1.5
       Excess                            $ 28,306           8.6%

       Core capital requirement          $ 33,245          10.1%
       Core capital requirement             9,879           3.0
       Excess                            $ 23,366           7.1%

       Risk-based capital                $ 34,481          21.8%
       Risk-based capital requirement      12,657           8.0
       Excess                            $ 21,824          13.8%

Management has no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further, except as discussed above under "Recent Developments," management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K. No current report 8-K was filed during the quarter ended September 30, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FIRST SOUTHEAST FINANCIAL CORPORATION
                                   (Registrant)


Date:  November 13, 1996           /s/ David C. Wakefield, III
                                   David C. Wakefield, III
                                   President and Chief Executive Officer
                                   (Duly Authorized Representative)


Date:  November 13, 1996           /s/ John L. Biediger
                                   John L. Biediger
                                   Executive Vice President and Treasurer
                                   (Principal Accounting Officer)