Form 10-Q
period 1996-12-31
FIRST SOUTHEAST FINANCIAL CORP
filed 1997-02-14
CIK 908314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:        DECEMBER 31, 1996

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

COMMON STOCK,
PAR VALUE $.01 PER SHARE            4,388,231 SHARES           FEBRUARY 12, 1997
(Class)                             (Outstanding)              (As of date)

              FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY

                                   FORM 10-Q

                               DECEMBER 31, 1996

                               TABLE OF CONTENTS
                                                                         Page
                                                                       Number
 PART I - FINANCIAL INFORMATION

      Item 1.     Financial Statements:

          Consolidated Balance Sheets as of June 30, 1996 and
          December 31, 1996                                                 1

          Consolidated Statements of Income for the three months
          and six months ended December 31, 1995 and 1996                   2

          Consolidated Statements of Stockholders' Equity                   3

          Consolidated Statements of Cash Flows for the six
          months ended December 31, 1995 and 1996                           4

          Notes to Consolidated Financial Statements                        5

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       6

PART II - OTHER INFORMATION

      Item 1.     Legal Proceedings                                        10

      Item 2.     Changes in Securities                                    10

      Item 3.     Defaults Upon Senior Securities                          10

      Item 4.     Submission of Matters to a Vote of Security Holders      10

      Item 5.     Other Information                                        10

      Item 6.     Exhibits and Reports on Form 8-K                         10

SIGNATURES                                                                 10

             FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (unaudited)
                       (in thousands, except share data)

                                                           June 30,    Dec. 31,
                                                             1996        1996
    Assets

Cash and due from banks                                   $   3,865   $   3,869
Interest-earning deposits                                     9,458       2,630
Investment securities:
  Held to maturity (market value of $22,917 and $14,938)     23,674      15,392
  Available for sale (cost of $27,218 and $22,107)           27,316      22,379
Loans receivable, net                                       238,337     254,640
Mortgage-backed securities:
  Held to maturity (market value of $11,217 and $10,434)     11,508      10,552
  Available for sale (cost of $6,155 and $5,577)              6,090       5,564
Office properties and equipment, net                          4,381       4,234
Real estate                                                     791         902
Federal Home Loan Bank stock                                  2,691       2,691
Interest receivable                                           2,294       2,180
Other                                                         1,447         980

    Total assets                                          $ 331,852   $ 326,013

    Liabilities

Deposits                                                  $ 288,217   $ 278,121
Securities sold under agreements to repurchase                5,000      10,000
Other borrowed money                                             -        1,610
Advance payments by borrowers for taxes and insurance         1,436         657
Accrued expenses and other liabilities                        3,331       1,385
Income taxes payable                                            365         479

    Total liabilities                                       298,349     292,252

    Stockholders' Equity

Preferred stock ($.01 par value, 2,000,000 shares
  authorized; none outstanding)                                  -           -
Common stock ($.01 par value, 8,000,000 shares authorized;
  4,388,231 shares issued and outstanding)                       44          44
Paid-in capital                                              19,137      19,137
Retained earnings, substantially restricted                  14,300      14,409
Unrealized net gain on securities available for sale             22         171

    Total stockholders' equity                               33,503      33,761

    Total liabilities and stockholders' equity            $ 331,852   $ 326,013

The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY
                                      Consolidated Statements of Income
                              (unaudited) (in thousands, except per share data)

                                                          Three Months Ended         Six Months Ended
                                                             December 31,              December 31,
                                                            1995        1996
Interest income:                                                                      1995        1996
  Mortgage loans                                         $  4,039    $  4,458      $  7,976    $  8,876
  Mortgage-backed securities                                  280         279           561         568
  Other loans                                                 530         589         1,069       1,127
  Investments                                               1,182         713         2,529       1,493
  Deposits with other banks                                   423          83           738         267
    Total interest income                                   6,454       6,122        12,873      12,331

Interest expense:
  Deposits                                                  3,606       3,359         7,193       6,864
  Borrowings                                                   35         201            70         348
    Total interest expense                                  3,641       3,560         7,263       7,212

    Net interest income                                     2,813       2,562         5,610       5,119
Provision for loan losses                                      45          45            90          90

    Net interest income after provision for loan losses     2,768       2,517         5,520       5,029

Non-interest income:
  Loan fees and servicing charges                             150         201           297         400
  Income from rental of real estate acquired
    for development or rental                                  20          22            35          43
  Other                                                        74          71           156         161
    Total non-interest income                                 244         294           488         604
Non-interest expenses:
  Compensation and employee benefits                        1,237         906         2,433       1,790
  Occupancy expense                                           238         230           480         466
  Deposit insurance premiums                                  160         119           317       2,082
  Other                                                       306         282           546         545
    Total non-interest expenses                             1,941       1,537         3,776       4,883
    Income before income taxes                              1,071       1,274         2,232         750

Income tax expense                                            344         476           749         246
    Net income                                           $    727    $    798      $  1,483    $    504

Weighted average common equivalent shares outstanding   3,990,906   4,388,231     3,982,771   4,388,231
Earnings per share                                       $   0.18    $   0.18      $   0.37    $   0.11

The accompanying notes are an integral part of these consolidated financial statements.

                             FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY
                               Consolidated Statements of Stockholders' Equity
                                                 (unaudited)
                                      (in thousands, except share data)

                                          Common  Paid-in   Retained  Unrealized    Treasury Unearned Compensation:
                                          Stock   Capital   Earnings  Gains(losses) Stock    ESOP       MRPs     Total

Balance at June 30, 1995                  $   43  $ 42,106  $ 32,772  $     (158)  $(2,920) $ (2,662)  $  (257)  $ 68,924

Net income                                   -         -         939         -         -         -         -          939

Cash dividends ($10.48 per share)            -     (23,738)  (19,411)        -         -         185       -      (42,964)

Unrealized gains on securities, net          -         -         -           180       -         -         -          180

Issuance of common stock (61,831 shares)       1       617       -           -         -         -         -          618

Issuance of treasury stock (229,785 shares)  -        (622)      -           -       2,920       -         -        2,298

Tax benefit of stock options exercised       -         505       -           -         -         -         -          505

ESOP and MRPs compensation earned            -         269       -           -         -       2,477       257      3,003

Balance at June 30, 1996                      44    19,137    14,300          22       -         -         -       33,503

Net income                                   -         -         504         -         -         -         -          504

Cash dividends ($0.09 per share)             -         -        (395)        -         -         -         -         (395)

Unrealized gains on securities, net          -         -         -           149       -         -         -          149

Balance at December 31, 1996              $   44  $ 19,137  $ 14,409  $      171   $   -    $    -     $   -     $ 33,761

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)
                                                             Six Months Ended
                                                                 December 31,
                                                               1995       1996

Net cash provided (used) by operating activities           $  1,485   $   (732)

Investing activities:
  Net decrease in insured certificates of deposit             3,210      5,283
  Purchase of investment securities held to maturity         (8,405)        -
  Maturities of investment securities held to maturity       13,423      3,000
  Purchase of investment securities available for sale           -      (5,000)
  Maturities of investment securities available for sale         -      10,113
  Proceeds from sale of real estate                              38         30
  Origination of loans                                      (29,474)   (35,645)
  Principal payments on loans                                23,299     21,030
  Purchase of loans                                          (3,149)    (1,550)
  Purchase of mortgage-backed securities                     (2,260)        -
  Principal payments on mortgage-backed securities            1,896      1,464
  Purchase of office properties and equipment                   (24)       (40)
    Net cash used by investing activities                    (1,446)    (1,315)

Financing activities:
  Net increase (decrease) in deposits                         1,326    (10,101)
  Increase in securities sold under agreements to repurchase     -       5,000
  Increase in short-term borrowings                              -       1,610
  Decrease in advance payments by borrowers for taxes and
    insurance                                                  (384)      (779)
  Increase in mortgage servicing payments                       (56)      (112)
  Proceeds from exercise of stock options                        40         -
  Cash dividend paid on common stock                           (922)      (395)
    Net cash provided (used) by financing activities              4     (4,777)

    Increase (decrease) in cash and cash equivalents             43     (6,824)

Cash and cash equivalents at beginning of period             22,335     13,323
Cash and cash equivalents at end of period                 $ 22,378   $  6,499

Noncash transactions:
  Real estate acquired in satisfaction of mortgage loans   $     93   $    149
  Assets acquired in satisfaction of consumer loans, net         11         -
  Loan loss reserve charge-offs                                  38         44

The accompanying notes are an integral part of these consolidated financial statements.

              FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      June 30, 1996 and December 31, 1996

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

It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1996. The results of operations for the three-month and six-month periods ended December 31, 1996 are not indicative of the results of operations for the entire fiscal year.

2. Investment Securities. The carrying and estimated market values of securities are summarized as follows:
                                                   Gross      Gross  Estimated
                                    Amortized Unrealized Unrealized     Market
                                         Cost      Gains     Losses     Values
  Held to maturity:
At June 30, 1996:
 US Government and agency securities  $17,995    $    3    $  (760)    $17,238
 Insured certificates of deposit        5,679        -          -        5,679
    Total                             $23,674    $    3    $  (760)    $22,917

At December 31, 1996:
 US Government and agency securities  $14,996    $   -     $  (454)    $14,542
 Insured certificates of deposit          396        -          -          396
    Total                             $15,392    $   -     $  (454)    $14,938

  Available for sale:
At June 30, 1996:
 US Government and agency securities  $27,218    $  110    $   (12)    $27,316

At December 31, 1996:
 US Government and agency securities  $22,107    $  273    $    (1)    $22,379

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

Recent Developments. The Association is a member of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996 directing the FDIC to impose a special assessment on SAIF assessable deposits to recapitalize the SAIF. Included in the results of operations for the quarter ended September 30, 1996, was a charge of $1.8 million ($1.1 net of taxes) for the Association's portion of the special assessment.

Financial Condition. The Company's total assets decreased by $5.8 million from June 30, 1996 to December 31, 1996. A $16 million increase in loans receivable was funded primarily from maturing investment securities. As of December 31, 1996, nonperforming loans amounted to $182,000, or 0.07% of total loans.

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

Comparison of Operating Results for the Three Months Ended December 31, 1995 and 1996

General. Net income increased by $71,000 from $727,000 for the three months ended December 31, 1995 to $798,000 for the same period in 1996. This increase was primarily attributable to a decrease in compensation costs which was partially offset by a decrease in net interest income.

Net Interest Income. Net interest income decreased by $251,000 from $2.8 million during the three months ended December 31, 1995 to $2.6 million for the same period in 1996 as a result of decreased interest income which was partially offset by reduced interest expense.

Interest Income. Interest income decreased by $332,000 from $6.5 million during the three months ended December 31, 1995 to $6.1 million for the same period in 1996. This decrease was the net effect of decreased interest on investments and interest-earning deposits which was partially offset by increased interest earned on mortgage loans.

Interest on mortgage loans increased by $419,000 primarily as a result of increased outstanding balances. The average net mortgage loans receivable increased by $33 million from $192 million during the three months ended December 31, 1995 to $225 million for the same period in 1996. However, the average yield on mortgage loans decreased by 48 basis points from 8.41% for the three months ended December 31, 1995 to 7.93% for the same period in 1996.

Interest on investments and interest-earning deposits decreased by $809,000 primarily as a result the loss of earnings in 1996 from the interest-earning assets used to pay the Company's special $10 per share cash dividend in June 1996. In addition, funds from maturing investment securities were used to fund the increase in mortgage loans outstanding.

Interest Expense. Interest expense decreased a net of $81,000 for the three months ended December 31, 1996 when compared to the same period in 1995. Interest on deposits decreased by $247,000 as the average rate paid on deposits decreased by 32 basis points from 5.16% to 4.84%. In addition, the average deposit balance decreased by $2 million. These decreases were partially offset by $166,000 of additional interest cost due to an increased average balance of borrowed funds from $1.6 million during the three months ended December 31, 1995 to $11.5 million for the same period in 1996. The additional borrowings were used to fund the acquisition of investments.

Provision for Loan Losses. The provision for loan losses remained unchanged at $45,000. Provisions are made based on management's analysis of the various factors which affect the loan portfolio and management's desire to maintain the allowance at a level considered adequate to provide for potential losses. The allowance for loan losses was $1.1 million at December 31, 1995 and $1.3 million at December 31, 1996, representing 299% and 699% of total nonperforming loans, respectively.

Non-interest Expenses. Non-interest expenses decreased by $404,000 primarily due to reduced compensation costs in 1996 when compared to 1995. Compensation costs decreased by $331,000 from 1995 due to the cost of the Company's stock based compensation plans which were fully recognized by June 30, 1996. Charges to income during the quarter ended December 31, 1995 were $197,000 for the employee stock ownership plan ("ESOP") and $128,000 for the management recognition plans ("MRPs").

Comparison of Operating Results for the Six Months Ended December 31, 1995 and 1996

General. Net income decreased $979,000 from $1.5 million for the six months ended December 31, 1995 to $504,000 for the same period in 1996. The primary component of the decrease was the net charge to earnings for the $1.1 million FDIC special assessment as described above.

Net income excluding the effect of the special assessment increased by $138,000 from $1.5 million for the six months ended December 31, 1995 to $1.6 million for the same period in 1996. This increase was primarily attributable to a decrease in compensation costs which was partially offset by a decrease in net interest income.

Net Interest Income. Net interest income decreased by $491,000 from $5.6 million during the six months ended December 31, 1995 to $5.1 million for the same period in 1996 as a result of decreased interest income which was partially offset by reduced interest expense.

Interest Income. Interest income decreased by $542,000 from $12.9 million during the six months ended December 31, 1995 to $12.3 million for the same period in 1996. This decrease was the net effect of decreased interest on investments and interest-earning deposits which was partially offset by increased interest earned on mortgage loans .

Interest on mortgage loans increased by $900,000 primarily as a result of increased outstanding balances. The average net mortgage loans receivable increased by $31 million from $190 million during the six months ended December 31, 1995 to $221 million for the same period in 1996. However, the average yield on mortgage loans decreased by 38 basis points from 8.40% for the six months ended December 31, 1995 to 8.02% for the same period in 1996.

Interest on investments and interest-earning deposits decreased by $1.5 million primarily as a result the loss of earnings in 1996 from the interest-earning assets used to pay the Company's special $10 per share cash dividend in June 1996. In addition, funds from maturing investment securities were used to fund the increase in mortgage loans outstanding.

Interest Expense. Interest expense decreased a net of $51,000 for the six months ended December 31, 1996 when compared to the same period in 1995. Interest on deposits decreased by $329,000 as the average rate paid on deposits decreased by 26 basis points from 5.14% to 4.88%. This decreases was partially offset by $278,000 of additional interest cost due to an increased average balance of borrowed funds from $1.6 million during the six months ended December 31, 1995 to $10 million for the same period in 1996. The additional borrowings were used to fund the acquisition of investments securities.

Non-interest Expenses. Non-interest expenses increased by $1.1 million as a net result of the $1.8 million FDIC special assessment which was partially offset by reduced compensation costs in 1996 when compared to 1995. Compensation costs decreased by $643,000 from 1995 due to the cost of the Company's stock based compensation plans which were fully recognized by June 30, 1996. Charges to income during the six months ended December 31, 1995 were $393,000 for the ESOP and $257,000 for the MRPs.

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

The Company's primary investing activity is loan originations. During the six months ended December 31, 1995 and 1996, the Company originated loans of $29 million and $36 million, respectively. Other investing activities during the six months ended December 31, 1995 and 1996 included the purchases of investment securities of $8 million and $5 million, respectively. These activities were funded primarily from interest-earning deposits, from maturities of other investment securities and from proceeds of securities sold under agreements to repurchase.

The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. During the six months ended December 31, 1995 and 1996, the Company used funds primarily for loan commitments and investment purchases. At December 31, 1996, the Company had $2 million of approved mortgage loan commitments, $7 million of undisbursed construction loans proceeds and $7 million of undisbursed consumer line of credit commitments.

At December 31, 1996, there were no material commitments for capital expenditures.

At December 31, 1996, savings certificates amounted to $216 million, or 78% of the Company's total deposits, of which $59 million were scheduled to mature by March 31, 1997. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Management of the Company believes it has adequate resources to fund all loan commitments from savings deposits and short- and long-term borrowings and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Office of Thrift Supervision ("OTS") requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. The Company's average liquidity ratios were 35% and 11% for the six-month periods ended December 31, 1995 and 1996, respectively. The Company's actual short-term and total liquidity ratios were 23% and 32% at December 31, 1995 and 7% and 8% at December 31, 1996, respectively. The Company has consistently maintained liquidity levels in excess of regulatory requirements as a strategy for asset and liability management.

OTS regulations require savings institutions to maintain minimum capital levels. The following table presents the Association's regulatory levels relative to its regulatory capital requirements at December 31, 1996:

                                                      Percent of
                                           Amount       Adjusted
                                   (in thousands)   Total Assets

       Tangible capital                  $ 34,102          10.4%
       Tangible capital requirement         4,904           1.5
       Excess                            $ 29,198           8.9%

       Core capital requirement          $ 34,102          10.4%
       Core capital requirement             9,807           3.0
       Excess                            $ 24,295           7.4%

       Risk-based capital                $ 35,366          21.8%
       Risk-based capital requirement      12,975           8.0
       Excess                            $ 22,391          13.8%

Management has no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further, management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

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

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K. Exhibit 27 Financial Data Schedule. No current report 8-K was filed during the quarter ended December 31, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIRST SOUTHEAST FINANCIAL CORPORATION
                                   (Registrant)

Date:  February 13, 1997           /s/ David C. Wakefield, III
                                   David C. Wakefield, III
                                   President and Chief Executive Officer
                                   (Duly Authorized Representative)

Date:  February 13, 1997           /s/ John L. Biediger
                                   John L. Biediger
                                   Executive Vice President and Treasurer
                                   (Principal Accounting Officer)