Form 10-Q
period 1997-03-31
FIRST SOUTHEAST FINANCIAL CORP
filed 1997-05-13
CIK 908314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:        MARCH 31, 1997

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

COMMON STOCK,
PAR VALUE $.01 PER SHARE            4,388,231 SHARES           MAY 12, 1997
(Class)                             (Outstanding)              (As of date)

              FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY

                                   FORM 10-Q

                                 MARCH 31, 1997

                               TABLE OF CONTENTS
                                                                         Page
                                                                       Number
 PART I - FINANCIAL INFORMATION

      Item 1.     Financial Statements:

          Consolidated Balance Sheets as of June 30, 1996 and
          March 31, 1997                                                    1

          Consolidated Statements of Income for the three months
          and nine months ended March 31, 1996 and 1997                     2

          Consolidated Statements of Stockholders' Equity                   3

          Consolidated Statements of Cash Flows for the nine
          months ended March 31, 1996 and 1997                              4

          Notes to Consolidated Financial Statements                        5

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       6

PART II - OTHER INFORMATION

      Item 1.     Legal Proceedings                                        10

      Item 2.     Changes in Securities                                    10

      Item 3.     Defaults Upon Senior Securities                          10

      Item 4.     Submission of Matters to a Vote of Security Holders      10

      Item 5.     Other Information                                        10

      Item 6.     Exhibits and Reports on Form 8-K                         10

SIGNATURES                                                                 10

              FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (unaudited)
                       (in thousands, except share data)

                                                           June 30,    Mar. 31,
                                                             1996        1997
    Assets

Cash and due from banks                                   $   3,865   $   3,648
Interest-earning deposits                                     9,458       3,793
Investment securities:
  Held to maturity (market value of $22,917 and $15,551)     23,674      16,190
  Available for sale (cost of $27,218 and $24,588)           27,316      24,597
Loans receivable, net                                       238,337     261,062
Mortgage-backed securities:
  Held to maturity (market value of $11,217 and $9,750)      11,508       9,937
  Available for sale (cost of $6,155 and $5,225)              6,090       5,170
Office properties and equipment, net                          4,381       4,176
Real estate                                                     791         839
Federal Home Loan Bank stock                                  2,691       2,691
Interest receivable                                           2,294       2,243
Other                                                         1,447         405

    Total assets                                          $ 331,852   $ 334,751

    Liabilities

Deposits                                                  $ 288,217   $ 282,800
Securities sold under agreements to repurchase                5,000      15,000
Advance payments by borrowers for taxes and insurance         1,436         998
Accrued expenses and other liabilities                        3,331       1,339
Income taxes payable                                            365         375

    Total liabilities                                       298,349     300,512

    Stockholders' Equity

Preferred stock ($.01 par value, 2,000,000 shares
  authorized; none outstanding)                                  -           -
Common stock ($.01 par value, 8,000,000 shares authorized;
  4,388,231 shares issued and outstanding)                       44          44
Paid-in capital                                              19,137      19,137
Retained earnings, substantially restricted                  14,300      15,089
Unrealized net gain (loss) on securities available for sale      22         (31)

    Total stockholders' equity                               33,503      34,239

    Total liabilities and stockholders' equity            $ 331,852   $ 334,751

The accompanying notes are an integral part of these consolidated financial statements.

                             FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY
                                      Consolidated Statements of Income
                                (unaudited) (in thousands, except share data)

                                                            Three Months Ended         Nine Months Ended
                                                                 March 31,                 March 31,
                                                              1996        1997          1996        1997
  Interest income:
    Mortgage loans                                         $  4,104    $  4,559      $ 12,080    $ 13,435
    Mortgage-backed securities                                  358         264           919         832
    Other loans                                                 530         604         1,599       1,731
    Investments                                               1,193         702         3,722       2,195
    Deposits with other banks                                   257         103           995         370
      Total interest income                                   6,442       6,232        19,315      18,563

  Interest expense:
    Deposits                                                  3,539       3,343        10,732      10,207
    Borrowings                                                   34         229           104         577
      Total interest expense                                  3,573       3,572        10,836      10,784

      Net interest income                                     2,869       2,660         8,479       7,779
  Provision for loan losses                                      45          45           135         135

      Net interest income after provision for loan losses     2,824       2,615         8,344       7,644

  Non-interest income:
    Fees and servicing charges                                  153         165           450         494
    Income from rental of real estate acquired
      for development or rental                                  26          19            61          62
    Other                                                        72         113           228         345
      Total non-interest income                                 251         297           739         901
  Non-interest expenses:
    Compensation and employee benefits                        1,120         924         3,553       2,714
    Occupancy expense                                           256         230           736         696
    Deposit insurance premiums                                  162          45           479       2,127
    Other                                                       271         275           817         820
      Total non-interest expenses                             1,809       1,474         5,585       6,357
      Income before income taxes                              1,266       1,438         3,498       2,188

  Income tax expense                                            446         539         1,195         785
      Net income                                           $    820    $    899      $  2,303    $  1,403

  Weighted average common equivalent shares outstanding   4,007,639   4,388,231     3,991,060   4,388,231
  Earnings per share                                       $   0.21    $   0.21      $   0.58    $   0.32

  The accompanying notes are an integral part of these consolidated financial statements.

                                         FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY
                                            Consolidated Statements of Stockholders' Equity
                                                              (unaudited)
                                                   (in thousands, except share data)

                                          Common   Paid-in  Retained  Unrealized Treasury  Unearned Compensation
                                           Stock   Capital  Earnings  Gain(loss)    Stock      ESOP      MRPs       Total
Balance at June 30, 1995                  $   43  $ 42,106  $ 32,772  $     158)  $(2,920) $ (2,662)  $  (257)   $ 68,924

Net income                                    -         -        939         -         -         -         -          939

Cash dividends ($10.48 per share)             -    (23,738)  (19,411)        -         -        185        -      (42,964)

Unrealized gains on securities, net           -         -         -         180        -         -         -          180

Issuance of common stock (61,831 shares)       1       617        -          -         -         -         -          618

Issuance of treasury stock (229,785 shares)   -       (622)       -          -      2,920        -         -        2,298

Tax benefit of stock options exercised        -        505        -          -         -         -         -          505

ESOP and MRPs compensation earned             -        269        -          -         -      2,477       257       3,003

Balance at June 30, 1996                      44    19,137    14,300         22        -         -         -       33,503

Net income                                    -         -      1,403         -         -         -         -        1,403

Cash dividends ($0.14 per share)              -         -       (614)        -         -         -         -         (614)

Unrealized losses on securities, net          -         -         -         (53)       -         -         -          (53)

Balance at March 31, 1997                 $   44  $ 19,137  $ 15,089  $     (31)  $    -    $    -     $   -     $ 34,239

The accompanying notes are an integral part of these consolidated financial statements.

              FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (unaudited)
                                 (in thousands)
                                                             Nine Months Ended
                                                                  March 31,
                                                               1996       1997

Net cash provided by operating activities                  $  2,702   $    713

Investing activities:
  Net decrease (increase)in insured certificates of deposit    (101)     5,480
  Purchase of investment securities held to maturity        (12,995)      (995)
  Maturities of investment securities held to maturity        6,200      3,000
  Purchase of investment securities available for sale       (9,409)    (9,981)
  Maturities of investment securities available for sale     17,837     12,613
  Proceeds from sale of real estate                              38         30
  Origination of loans                                      (47,709)   (55,344)
  Principal payments on loans                                34,902     34,357
  Purchase of loans                                          (3,429)    (1,550)
  Proceeds from sale of loans                                   387         -
  Purchase of mortgage-backed securities                    (12,232)        -
  Principal payments on mortgage-backed securities            3,063      2,399
  Purchase of office properties and equipment                   (42)       (68)
    Net cash used by investing activities                   (23,490)   (10,059)

Financing activities:
  Net increase (decrease) in deposits                         6,219     (5,425)
  Increase in securities sold under agreements to repurchase     -      10,000
  Decrease in advance payments by borrowers for taxes and
    insurance                                                  (512)      (438)
  Decrease (increase) in mortgage servicing payments            202        (59)
  Proceeds from exercise of stock options                        40         -
  Cash dividend paid on common stock                         (1,384)      (614)
    Net cash provided by financing activities                 4,565      3,464

    Decrease in cash and cash equivalents                   (16,223)    (5,882)

Cash and cash equivalents at beginning of period             22,335     13,323
Cash and cash equivalents at end of period                 $  6,112   $  7,441

Noncash transactions:
  Real estate acquired in satisfaction of mortgage loans   $     93   $    149
  Loan loss reserve charge-offs                                  42         51
  Reclassification of investment securities to securities
    available for sale                                       52,550         -

The accompanying notes are an integral part of these consolidated financial statements.

              FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        June 30, 1996 and March 31, 1997

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

It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1996. The results of operations for the three-month and nine-month periods ended March 31, 1997 are not indicative of the results of operations for the entire fiscal year.

2. Investment Securities. The carrying and estimated market values of securities are summarized as follows:
                                                   Gross      Gross  Estimated
                                    Amortized Unrealized Unrealized     Market
                                         Cost      Gains     Losses     Values
  Held to maturity:
At June 30, 1996:
 US Government and agency securities  $17,995    $    3    $  (760)    $17,238
 Insured certificates of deposit        5,679        -          -        5,679
    Total                             $23,674    $    3    $  (760)    $22,917

At March 31, 1997:
 US Government and agency securities  $15,991    $   -     $  (639)    $15,352
 Insured certificates of deposit          199        -          -          199
    Total                             $16,190    $   -     $  (639)    $15,551

  Available for sale:
At June 30, 1996:
 US Government and agency securities  $27,218    $  110    $   (12)    $27,316

At March 31, 1997:
 US Government and agency securities  $24,588    $   75    $   (66)    $24,597

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

Recent Developments. The Association is a member of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996 directing the FDIC to impose a special assessment on SAIF assessable deposits to recapitalize the SAIF. Included in the results of operations for the nine months ended March 31, 1997, was a charge of $1.8 million ($1.1 net of taxes) for the Association's portion of the special assessment. In addition, this Act established a new SAIF premium schedule, which provided for a substantial reduction in the Company's deposit insurance premuim expense beginning in the quarter ended December 31, 1996.

Financial Condition. The Company's total assets increased by $2.9 million from June 30, 1996 to March 31, 1997. A $23 million increase in loans receivable was funded primarily from maturing investment securities and from interest-earning deposits. As of March 31, 1997, nonperforming loans amounted to $278,000, or 0.1% of total loans.

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

Comparison of Operating Results for the Three Months Ended March 31, 1996 and
1997

General. Net income increased by $79,000 from $820,000 for the three months ended March 31, 1996 to $899,000 for the same period in 1997. This increase was primarily attributable to decreases in compensation costs and deposit insurance premuim expense which were partially offset by a decrease in net interest income.

Net Interest Income. Net interest income decreased by $209,000 from $2.9 million during the three months ended March 31, 1996 to $2.7 million for the same period in 1997 as a result of decreased interest income.

Interest Income. Interest income decreased by $210,000 from $6.4 million during the three months ended March 31, 1996 to $6.2 million for the same period in 1997. This decrease was the net effect of decreased interest on investments and interest-earning deposits which was partially offset by increased interest earned on mortgage loans.

Interest on mortgage loans increased by $455,000 primarily as a result of increased outstanding balances. The average net mortgage loans receivable increased by $31 million from $198 million during the three months ended March 31, 1996 to $229 million for the same period in 1997. However, the average yield on mortgage loans decreased by 34 basis points from 8.29% for the three months ended March 31, 1996 to 7.95% for the same period in 1997.

Interest on investments and interest-earning deposits decreased by $645,000 primarily as a result the loss of earnings in 1997 from the interest-earning assets used to pay the Company's special $10 per share cash dividend in June 1996. In addition, funds from maturing investment securities were used to fund the increase in mortgage loans outstanding.

Interest Expense. Total interest expense decreased a net of $1,000 for the three months ended March 31, 1997 when compared to the same period in 1996. Interest on deposits decreased by $196,000 as the average rate paid on deposits decreased by 29 basis points from 5.05% to 4.76%. This decrease was offset by $195,000 of additional interest cost due to an increased average balance of borrowed funds from $1.6 million during the three months ended March 31, 1996 to $14.4 million for the same period in 1997. The additional borrowings were used to fund the acquisition of investment securities.

Provision for Loan Losses. The provision for loan losses remained unchanged at $45,000. Provisions are made based on management's analysis of the various factors which affect the loan portfolio and management's desire to maintain the allowance at a level considered adequate to provide for potential losses. The allowance for loan losses was $1 million at March 31, 1996 and $1.3 million at March 31, 1997, representing 206% and 472% of total nonperforming loans, respectively.

Non-interest Expenses. Non-interest expenses decreased by $335,000 primarily due to reduced compensation costs and deposit insurance premium expense in 1997 when compared to 1996. Compensation costs decreased by $196,000 from 1996 due to the cost of the Company's employee stock ownership plan ("ESOP") which was fully recognized by June 30, 1996. Charges to income for the ESOP during the quarter ended March 31, 1996 were $189,000. Expenses for the Company's deposit insurance premuims decreased by $117,000 from $162,000 for the three months ended March 31, 1996 to $45,000 for the same period in 1997 due to the revised SAIF premuim schedule.

Comparison of Operating Results for the Nine Months Ended March 31, 1996 and
1997

General. Net income decreased $900,000 from $2.3 million for the nine months ended March 31, 1996 to $1.4 million for the same period in 1997. The primary component of the decrease was the net charge to earnings for the $1.1 million FDIC special assessment as previously discussed under "Recent Developments."

Net income excluding the effect of the special assessment increased by $217,000 from $2.3 million for the nine months ended March 31, 1996 to $2.5 million for the same period in 1997. This increase was primarily attributable to decreases in compensation costs and deposit insurance premium expense which were partially offset by a decrease in net interest income.

Net Interest Income. Net interest income decreased by $700,000 from $8.5 million during the nine months ended March 31, 1996 to $7.8 million for the same period in 1997 as a result of decreased interest income which was partially offset by reduced interest expense.

Interest Income. Interest income decreased by $752,000 from $19.3 million during the nine months ended March 31, 1996 to $18.6 million for the same period in 1997. This decrease was the net effect of decreased interest on investments and interest-earning deposits which was partially offset by increased interest earned on mortgage loans .

Interest on mortgage loans increased by $1.4 million primarily as a result of increased outstanding loan balances. The average net mortgage loans receivable increased by $31 million from $193 million during the nine months ended March 31, 1996 to $224 million for the same period in 1997. However, the average yield on mortgage loans decreased by 36 basis points from 8.36% for the nine months ended March 31, 1996 to 8.00% for the same period in 1997.

Interest on investments and interest-earning deposits decreased by $2.2 million primarily as a result the loss of earnings in 1997 from the interest-earning assets used to pay the Company's special $10 per share cash dividend in June 1996. In addition, funds from maturing investment securities were used to fund the increase in mortgage loans outstanding.

Interest Expense.  Interest expense decreased a net of $52,000 for the nine
months ended March 31, 1997 when compared to the same period in 1996.   Interest
on deposits decreased by $525,000 as the average rate paid on deposits decreased by 27 basis points from 5.11% to 4.84%. This decreases was partially offset by $473,000 of additional interest cost due to an increased average balance of borrowed funds from $1.6 million during the nine months ended March 31, 1996 to $11.5 million for the same period in 1997. The additional borrowings were used to fund the acquisition of investment securities.

Non-interest Expenses. Non-interest expenses increased by $772,000 as a net result of the $1.8 million FDIC special assessment which was partially offset by reduced compensation costs in 1997 when compared to 1996. Compensation costs decreased by $839,000 from 1996 due to the cost of the Company's stock based compensation plans which were fully recognized by June 30, 1997. Charges to income during the nine months ended March 31, 1996 were $582,000 for the ESOP and $257,000 for the management recognition plans.

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

The Company's primary investing activity is loan originations. During the nine months ended March 31, 1996 and 1997, the Company originated loans of $48 million and $55 million, respectively. Other investing activities during the nine months ended March 31, 1996 and 1997 included the purchases of investment and mortgage-backed securities of $34 million and $11 million, respectively. These activities were funded primarily from interest-earning deposits, from maturities of other investment securities and from proceeds of securities sold under agreements to repurchase.

The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. During the nine months ended March 31, 1996 and 1997, the Company used funds primarily for loan commitments and investment purchases. At March 31, 1997, the Company had $3 million of approved mortgage loan commitments, $6 million of undisbursed construction loans proceeds and $7 million of undisbursed consumer line of credit commitments.

At March 31, 1997, there were no material commitments for capital expenditures.

At March 31, 1997, savings certificates amounted to $220 million, or 78% of the Company's total deposits, of which $46 million were scheduled to mature by June 30, 1997. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Management of the Company believes it has adequate resources to fund all loan commitments from savings deposits and short- and long-term borrowings and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Office of Thrift Supervision ("OTS") requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. The Company's average liquidity ratios were 33% and 10% for the nine-month periods ended March 31, 1996 and 1997, respectively. The Company's actual short-term and total liquidity ratios were 12% and 18% at March 31, 1996 and 6% and 7% at March 31, 1997, respectively. The Company has consistently maintained liquidity levels in excess of regulatory requirements as a strategy for asset and liability management.

OTS regulations require savings institutions to maintain minimum capital levels. The following table presents the Association's regulatory levels relative to its regulatory capital requirements at March 31, 1997:

                                                      Percent of
                                           Amount       Adjusted
                                   (in thousands)   Total Assets

       Tangible capital                  $ 33,043           9.9%
       Tangible capital requirement         5,016           1.5
       Excess                            $ 28,027           8.4%

       Core capital requirement          $ 33,043           9.9%
       Core capital requirement            10,032           3.0
       Excess                            $ 23,011           6.9%

       Risk-based capital                $ 34,349          20.8%
       Risk-based capital requirement      13,236           8.0
       Excess                            $ 21,113          12.8%

At March 31, 1997, the Association was categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To retain in this rating, the Association must maintain core and risk-based capital ratios of at least 5% and 10%

Management has no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further, management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

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

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K. Exhibit 27 Financial Data Schedule. No current report 8-K was filed during the quarter ended March 31, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIRST SOUTHEAST FINANCIAL CORPORATION
                                   (Registrant)

Date:  May 13, 1997                /s/ David C. Wakefield, III
                                   David C. Wakefield, III
                                   President and Chief Executive Officer
                                   (Duly Authorized Representative)

Date:  May 13, 1997                /s/ John L. Biediger
                                   John L. Biediger
                                   Executive Vice President and Treasurer
                                   (Principal Accounting Officer)