Form 10-K405
period 1997-06-30
FIRST SOUTHEAST FINANCIAL CORP
filed 1997-09-25
CIK 908314

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               ------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended June 30, 1997 OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                       Commission File Number: 0-22240


                     FIRST SOUTHEAST FINANCIAL CORPORATION
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

Delaware                                                  57-0979678
---------------------------------------------      ---------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                         I.D. Number)

201 North Main Street, Anderson, South Carolina             29622
-----------------------------------------------           ---------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (864) 224-3401
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01 per
                                                             share
                                                             -----------------
                                                              (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X      NO      .
                                                    ----        -----

     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this
Form 10-K or any amendments to this Form 10-K.  YES    X     NO
                                                     ----        -----
     As of September 5, 1997, there were issued and outstanding 4,388,231 shares of the Registrant's Common Stock. The Registrant's voting stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "FSFC." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on September 5, 1997, was $54 million.

                               PART I
Item 1.  Business
-----------------
General

     First Southeast Financial Corporation ("First Southeast" or the "Corporation"), a Delaware corporation, was organized on June 23, 1993 for the purpose of becoming the holding company for First Federal Savings and Loan Association of Anderson ("First Federal" or the "Association") upon First Federal's conversion from a federal mutual to a federal stock savings and loan association ("Conversion"). The Conversion was completed on October 7, 1993. At June 30, 1997, the Corporation had total assets of $349 million, total deposits of $285 million and stockholders' equity of $35 million. First Southeast has not engaged in any significant activity other than holding the stock of First Federal. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to First Federal and its subsidiary.

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

     The Association's principal business consists of accepting deposits from the general public through a variety of deposit programs and originating loans secured primarily by owner-occupied residential properties and consumer loans. Approximately 90% of the Association's first mortgage loans are secured by properties located within South Carolina. The Association's residential real estate and consumer loans amounted to $237 million and $22 million, or 84% and 8%, respectively, of the Association's total loan portfolio at June 30, 1997. To a significantly lesser extent, the Association also originates residential construction and commercial real estate and business loans.

Pending Acquisition

     On July 1, 1997, the Corporation and the Association entered into a definitive merger agreement ("Agreement") with Carolina First Corporation, and Carolina First Bank, pursuant to which the Corporation will be merged into Carolina First Corporation and, thereafter, First Federal will be merged into Carolina First Bank. The Agreement provides that each share of the Corporation's common stock will be exchanged for one share of Carolina First Corporation common stock subject to adjustment in the event of a 10% movement in Carolina First Corporation's stock price. The aggregate value of the consideration is approximately $65 million, subject to certain adjustments. The Agreement will be voted on by the Corporation's stockholders at a special meeting to be held in October 1997. Consummation of the acquisition is subject to several conditions, including receipt of approval by federal banking regulators.

Interest Rate Sensitivity of Net Portfolio Value

     The table below measures interest rate risk by estimating the change in market value of the Association assets, liabilities, and off-balance sheet contracts in response to an instantaneous change in the general level of interest rates. The procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). The model first estimates the level of the Association net portfolio value ("NPV") (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Association NPV under different interest rate scenarios. The change in NPV under the different interest rate scenarios provides a measure of the Association exposure to interest rate risk. The data presented below is as of June 30, 1997.

                    -400      -300      -200       -100               +100       +200      +300      +400
                    Basis     Basis     Basis      Basis     No       Basis      Basis     Basis     Basis
                    Points    Points    Points     Points    Change   Points     Points    Points    Points
                    ------    ------    ------     ------    ------   ------     ------    ------    ------
                                                       (In thousands)
ASSETS
Mortgage loans and
 securities . .    $287,516   $283,775  $280,397  $275,571  $268,363  $259,749  $250,572  $241,294  $232,207
Non-mortgage loans.  20,306     19,887    19,484    19,098    18,727    18,370    18,028    17,698    17,380
Cash, deposits and
 securities . . . .  66,241     63,317    60,610    58,095    55,756    53,603    51,613    49,733    48,009
Repossessed assets.      --         --        --        --        --        --        --        --        --
Real estate held
 for investment . .     751        751       751       751       751       751       751       751       751
Premises and
 equipment. . . . .   4,282      4,282     4,282     4,282     4,282     4,282     4,282     4,282     4,282
Other assets. . . .   3,418      4,050     4,973     6,467     8,178     9,829    11,378    12,824    14,193
                   --------   --------  --------  --------  --------  --------  --------  --------  --------
TOTAL . . . . . . .$382,514   $376,062  $370,497  $364,264  $356,057  $346,584  $336,624  $326,582  $316,822
                   ========   ========  ========  ========  ========  ========  ========  ========  ========
LIABILITIES
Deposits. . . . . .$291,178   $289,752  $288,346  $286,973  $285,614  $284,283  $282,967  $281,677  $280,400
Borrowings. . . . .  27,071     26,404    25,764    25,150    24,560    23,994    23,450    22,928    22,425
Other liabilities .   3,767      3,767     3,767     3,767     3,767     3,767     3,767     3,767     3,767
                   --------   --------  --------  --------  --------  --------  --------  --------  --------
TOTAL . . . . . . .$322,016   $319,923  $317,877  $315,890  $313,941  $312,044  $310,184  $308,372  $306,592
                   ========   ========  ========  ========  ========  ========  ========  ========  ========

OFF BALANCE SHEET
 POSITIONS. . . . .$    274   $    217  $    174  $    122  $     14  $  (119)  $  (255)  $  (388)  $  (515)
                   ========   ========  ========  ========  ========  ========  ========  ========  ========
NET PORTFOLIO
 VALUE . . . . . . $ 60,772   $ 56,356  $ 52,794  $ 48,496  $ 42,130  $ 34,421  $ 26,185  $ 17,822  $  9,715
                   ========   ========  ========  ========  ========  ========  ========  ========  ========

                                       2

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

     Since 1982, the Association has placed a growing emphasis on the origination of adjustable-rate mortgage ("ARM") loan products in order to increase the interest rate sensitivity of its loan portfolio. At June 30, 1997, ARM loans accounted for 53% of the total loan portfolio compared to 48% at June 30, 1996. During fiscal 1997, the production of ARM loans surpassed that of fixed-rate loans.

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

                                                        At June 30,
                  ---------------------------------------------------------------------------------------
                       1993              1994              1995              1996              1997
                  ---------------   ---------------   ---------------   ---------------   ---------------
                  Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                  ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                  (Dollars in thousands)
Mortgage Loans:
 One- to four-
  family
  dwellings . . $177,019     84%   $156,141    82%   $181,119    83%   $209,810    84%   $237,124    84%
 Construction .    2,457      1       3,444     2      10,600     5      14,220     6      12,350     5
 Commercial
  real estate .    8,178      4       5,262     3       4,070     2       2,022     1       2,843     1
 Other real
  estate. . . .      561     --         494    --         456    --         686    --         904    --
                --------    ---    --------   ---    --------   ---    --------   ---    --------   ---
  Total mortgage
   loans. . . . .188,215     89     165,341    87     196,245    90     226,738    91     253,221    90
                --------    ---    --------   ---    --------   ---    --------   ---    --------   ---

Other Loans:
 Home equity. . .  8,516      4      14,023     8      15,492     7      15,092     6      16,543     6
 Automobile loans  7,477      4       4,463     2       2,966     1       2,669     1       2,771     1
 Savings accounts  1,760      1       1,408     1       1,193     1       1,202    --       1,476     1
 Other consumer
  loans . . . . .  2,771      1       2,372     1       1,722     1       1,354     1       1,460    --
                --------    ---    --------   ---    --------   ---    --------   ---    --------   ---
   Total consumer
    loans . . . . 20,524     10      22,266    12      21,373    10      20,317     8      22,250     8
                --------    ---    --------   ---    --------   ---    --------   ---    --------   ---
 Commercial
  loans . . . . .  2,327      1       1,410     1       1,506    --       3,496     1       6,603     2
                --------    ---    --------   ---    --------   ---    --------   ---    --------   ---
   Total loans   211,066    100%    189,017   100%    219,124   100%    250,551   100%    282,074   100%
                --------    ===    --------   ===    --------   ===    --------   ===    --------   ===

Less:
 Undisbursed loans
  in process . .   1,187              2,600             6,492             9,059             6,862
 Unearned
  discounts on
  consumer and
  commercial
  loans            1,293                623               291               141               117
 Unearned
  discounts
  on loans
  purchased. . .   3,350              2,735             2,123             1,348               948

 Unamortized
  loan origination
  fees, net of
  direct costs .     522                657               508               433               376
 Allowance for
  loan losses. .     843                914             1,062             1,233             1,370
                --------           --------          --------          --------          --------
   Total loans
    receivable,
    net. . . . .$203,871           $181,488          $208,648          $238,337          $272,401
                ========           ========          ========          ========          ========




       The following table sets forth the amount of fixed-rate and adjustable-rate loans included in the
Association's total loan portfolio (net of undisbursed loans in process and unearned discounts on consumer and commercial loans) at the dates indicated.

                                                      At June 30,
                 -----------------------------------------------------------------------------------------
                     1993              1994              1995               1996               1997
                 ---------------   ---------------   ----------------   ----------------   ----------------
                 Amount  Percent   Amount  Percent   Amount   Percent   Amount   Percent   Amount   Percent
                 ------  -------   ------  -------   ------   -------   ------   -------   ------   -------
                                         (Dollars in thousands)
Fixed rate. . .  $145,146   70%    $131,664   71%     $128,649    61%    $126,088   52%    $129,103   47%
Adjustable
 rate . . . . .    63,440   30       54,130   29        83,692    39      115,263   48      145,992   53
                 --------  ---     --------  ---      --------   ---     --------  ---     --------  ---
 Total. . . . .  $208,586  100%    $185,794  100%     $212,341   100%    $241,351  100%    $275,095  100%
                 ========  ===      =======  ===      ========   ===     ========  ===     ========  ===



     One- to Four- Family Residential Loans. The primary lending activity of the Association is the origination of mortgage loans to enable borrowers to purchase or construct one- to four- family homes. Management believes that this policy of focusing on one- to four- family residential mortgage loans located in its primary market area has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At June 30, 1997, approximately $237 million, or 84%, of the Association's total loan portfolio consisted of loans secured by one- to four- family residential real estate.

     The Association presently originates both fixed-rate mortgage loans and ARM loans secured by single-family properties with terms of 15 to 30 years. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. Loans to purchase one- to four- family residences accounted for $29 million, or 50% of total mortgage loan originations for the year ended June 30, 1997.

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

     The Association began offering ARM loans in the early 1980's and currently offers ARM loans with initial rates below those which would prevail under the foregoing computations, determined by the Association based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. The Association has offered one and three year ARM loans for several years. In July 1994, the Association began offering 5/1 and 10/1 ARM loans (i.e., loans with initial rates fixed for five or 10 years before adjusting on an annual basis thereafter). At June 30, 1997, the initial interest rates on the Association's ARM loans ranged from 5.875% to 7.500% per annum. The periodic interest rate caps (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Association's ARM loans is generally 100 to 200 basis points per adjustment period and the lifetime interest rate cap is generally 450 to 600 basis points over the initial interest rate of the loan. The Association does not originate negative amortization loans. The terms and conditions of the ARM loans offered by the Association, including the index for interest rates, may vary from time to time. However, the Association intends, subject to market conditions, to emphasize the origination of ARM loans. The Association believes that such loans provide protection to the Association against increases in interest rates. The adjustment feature of such loans also provides greater flexibility to meet competitive conditions as to initial rate concessions while preserving the Association's return on equity objectives by limiting the duration of the initial rate concession.

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

     First Federal originated $46 million of one- to four- family ARM loans during the fiscal year ended June 30, 1997. The retention of ARM loans in the Association's loan portfolio helps reduce the Association's exposure to changes in the interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changing rates to be paid by the customer. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, as a marketing incentive, the ARM loans originated by First Federal generally provide for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially (discounting). Because of this, these loans are subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow the Association to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Association has no assurance that yields on ARM loans will be sufficient to offset increases in the Association's cost of funds.

     First Federal also originates conventional fixed-rate mortgage loans on one- to four- family residential properties. Most fixed-rate products are underwritten according to the Federal Home Loan Mortgage Corporation's ("FHLMC") guidelines, utilizing their approved documents, so that the loans qualify for sale in the secondary mortgage market. The Association originates and holds its fixed-rate mortgage loans as long-term investments, but has the capacity to sell these loans as deemed necessary by management. First Federal originated $13 million of fixed-rate mortgage loans during the fiscal year ending June 30, 1997. Of these, 84% had initial maturities of 15 years or less.

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

     Construction Loans. The Association originates construction mortgage loans to residential owner-occupants (custom construction loans) and, on a limited basis, commercial and multi-family properties primarily in the Association's market area. Approximately $19 million, or 31% of the loans originated by the Association for the year ended June 30, 1997 were construction loans. At June 30, 1997, there were $300,000 of commitments to provide additional construction loans. At June 30, 1997, $12 million, or 5%, of total loans were construction loans, all of which were construction/permanent loans (i.e., structured to become permanent loans upon the completion of the construction). The Association has a program to provide financing for speculative housing construction to selected contractors on a limited basis. All construction loans are secured by a first lien on the property under construction.

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

     Commercial Real Estate Loans. First Federal has historically engaged in a limited amount of commercial real estate lending. At June 30, 1997, commercial real estate loans in First Federal's portfolio totalled $3 million with most of the properties securing these loans located in South Carolina. This lending has involved loans secured principally by churches, apartment buildings, and owner occupied/rental commercial buildings. Generally, these loans are made for a period of 20 years or less, with a loan-to-value ratio of 80% or less, with a fixed- or adjustable-rate indexed to the One or Three Year Treasury Index.

     At June 30, 1997, the largest commercial real estate loan was a $1 million loan to purchase two newly constructed auto parts stores. The second largest commercial real estate loan was a $840,000 loan to refinance a shopping center property. The borrowers on these two loans are comprised of common principals, but are separate legal entities. The two loans are cross-collateralized and have cross-default provisions. At June 30, 1997, the outstanding balances on these two loans are $1 million and $815,000, respectively.

     Loans secured by commercial real estate generally are larger and involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties are often dependent on successful operation or management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Association seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Association also obtains loan guarantees from financially capable parties. Substantially all of the properties securing the Association's commercial and multi-family real estate loans are inspected by the Association's lending personnel before the loan is made. The Association also obtains appraisals on each property in accordance with applicable regulations.

     Consumer Loans. Consumer lending has been an important part of First Federal's business. Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than the long-term, fixed-rate mortgage loans. The Association's consumer loans consist of automobile loans, loans secured by mortgages on residences, savings account loans, and unsecured loans for any personal or household purposes. At June 30, 1997, the Association's consumer loans totaled approximately $22 million, or 8%, of the Association's loans receivable. Subject to market conditions, management expects to continue to market and originate consumer loans as part of its strategy to provide a wide range of personal financial services to its depository customer base and as a means to enhance the interest rate sensitivity of the Association's interest-earning assets and its interest rate spread.

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

     The Association offers closed-end, fixed-rate and open-end, variable rate home equity loans that are made on the security of residences. Loans normally do not exceed 80% of the appraised value of the residence, less the outstanding principal of the first mortgage and have terms of up to 15 years requiring monthly payments of principal and interest. At June 30, 1997, total outstanding consumer home equity loans amounted to $17 million, or 6%, of total loans of the Association.

     The Association makes savings account loans for up to 90% of the depositor's savings account balance. The interest rate is normally 2% above the rate paid on the savings account but not less than prime, and the account must be pledged as collateral to secure the loan. Savings account loans are payable in monthly payments of principal and interest or in a single payment. At June 30, 1997, total loans on savings accounts amounted to $1 million, or 1%, of the Association's total loans.

     The Association offers "First Ready Reserve," an unsecured line of credit to guard against checking customer overdrafts. At June 30, 1997, outstanding balances totaled $112,000.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Association, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At June 30, 1997, none of the Association's consumer loans were 90 days or more past due.

     Commercial Loans. As a federally chartered savings institution, the Association is authorized to invest up to 10% of its assets in commercial loans not secured by real property. First Federal offers a variety of business loans, including farm loans, equipment loans, inventory loans and occasionally letters of credit. Commercial loans are primarily offered as an accommodation to existing customers and are offered on a secured and unsecured bases. At June 30, 1997, the total commercial loan portfolio was $7 million, or 2%, of total loans. The largest commercial non-real estate loan was a $1.8 million non-purpose loan secured by stocks listed on the New York Stock Exchange and bonds. The outstanding balance at June 30, 1997 was $1.3 million.


Loan Maturity and Repricing

     The following table sets forth certain information at June 30, 1997 regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  Construction loans are presented net of undisbursed proceeds.  Consumer loans are presented net of unearned discounts.

                                After      After      After        After
                                One Year   3 Years    5 Years      10 Years
                    Within      Through    Through    Through      Through      Beyond
                    One Year    3 Years    5 Years    10 Years     20 Years     20 Years     Total
                    --------    -------    -------    --------     --------     --------     -----
                                                (Dollars in thousands)
Real
  estate mortgage.   $ 253      $  529      $4,619     $22,343      $45,774     $164,510    $238,028
Commercial real
  estate. . . . . .    163         347         531       1,749           53           --       2,843
Construction. . . .  5,488          --          --          --           --           --       5,488
Consumer. . . . . .  7,324       2,753       2,859       4,781        4,416           --      22,133
Commercial. . . . .  4,149         653       1,067         734           --           --       6,603
                   -------      ------      ------     -------      -------     --------    --------
Total loans . . . .$17,377      $4,282      $9,076     $29,607      $50,243     $164,510    $275,095
                   =======      ======      ======     =======      =======     ========    ========

     The amount of loans as of June 30, 1997 due after June 30, 1998, which have fixed interest rates and have floating or adjustable interest rates were $112 million and $146 million, respectively.


                                       10

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

     Residential loans up to $150,000 may be approved by any member of the Loan Committee. Residential loans between $150,000 and $300,000 must be approved by one member of the Board of Directors and one member of the loan committee. Residential loans in excess of $300,000 must be approved by the full Board of Directors or the Executive Committee acting on behalf of the Board.

     Consumer and commercial loans not exceeding $150,000 are approved by loan officers based on their pre-approved lending limits. Loans over $150,000 through $300,000 require the approval of two members of the Board of Directors. Loans in excess of $300,000 require the approval of the Board of Directors or its appointees.

     Loan applicants are promptly notified of the decision of the Association. Interest rates are subject to change if the approved loan is not closed within the time of the commitment.

     Loan Originations, Sales and Purchases. The Association originates fixed and adjustable rate residential mortgage loans that meet or exceed the applicable underwriting requirements of the FHLMC. During the year ended June 30, 1997 the Association did not sell any loans. The total of loans serviced for others as of June 30, 1997 was approximately $3 million.

     During the year ended June 30, 1997, the Association's total mortgage loan originations were $61 million, of which 79% were subject to periodic interest rate adjustments and 21% were fixed rate loans.

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

     During the year ended June 30, 1997, the Association purchased loans totaling $2 million. At June 30, 1997, 76% of purchased loans were ARM loans.

     During the year ended June 30, 1997, the Association's loan portfolio increased by $34 million, or 14% as a result of loan originations. Mortgage loan originations decreased by $3 million compared to 1996. Principal repayments also decreased by $3 million compared to 1996. Higher mortgage rates and decreased refinancing during the year contributed to the decreases in both originations and repayments.

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

                                                  At June 30,
                     -------------------------------------------------------------------
                            1995                      1996                   1997
                     -------------------       ------------------     ------------------
                                   % of                      % of                 % of
                                  Total                     Total                 Total
                                  Real                      Real                  Real
                                  Estate                    Estate                Estate
                     Amount       Loans         Amount      Loans      Amount     Loans
                     ------       ------        ------      ------     ------     ------
                                        (Dollars in thousands)
Purchased
 Participation
 Loans South-
  east(1). . . . . . $  402       --%          $  322       --%        $  240      --%
 South Carolina. . . .2,927        2            1,372        1            869       1
                    -------      ---          -------      ---         ------     ---
     Total . . . . . $3,329        2%          $1,694        1%        $ 1,109      1%
                    =======      ===          =======      ===         =======    ===
Purchased
 Whole Loans
 New England(2). . . $5,203        3%          $2,206        1%         $   21     --%
 Midwest(3). . . . .    406       --              300       --             215     --
 Mid Atlantic(4) . .  4,292        2            3,425        2           2,908      1
 Southeast(1). . . . 10,821        5            7,298        3           5,318      2
 South Carolina. . . 11,313        6           13,889        6          15,374      6
                    -------      ---          -------      ---         -------    ---
     Total . . . . .$32,035       16%         $27,118       12%        $23,836      9%
                    =======      ===          =======      ===         =======    ===

Total purchased
 participation
 and whole loans .  $35,364       18%         $28,812       13%        $24,945     10%
                    =======      ===          =======      ===         =======    ===

Percent of total
 loans . . . . . .       16%                       11%                       9%

Purchased partici-
 pation loans 90
 days or more
 delinquent. . . .  $    --                   $    --                    $   --

Purchase whole loans
 90 days or more
 delinquent. . . .      646                        38                        --
                    -------                   -------                    ------
Total purchased partici-
 pation and whole loans
 90 days or more
 delinquent . . . . $   646                   $    38                    $   --
                    =======                   =======                    ======
Percent of total
 loans  . . . . . .     .29%                      .02%                       --%
                    =======                   =======                    ======
--------------
(1)  Primarily includes loans secured by properties in Alabama, Florida, Georgia, North Carolina and
     Virginia.
(2)  Primarily includes loans secured by properties in Connecticut, Maine, Massachusetts, New Hampshire and
     Rhode Island.
(3)  Primarily includes loans secured by properties in Indiana and North Dakota.
(4)  Primarily includes loans secured by properties in Maryland, New Jersey, Pennsylvania, West Virginia and
     the District of Columbia.

                                       13

         The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.


                                                   Years Ended June 30,
                                          --------------------------------
                                          1995         1996          1997
                                                      (In thousands)

Total mortgage loans at beginning
  of period . . . . . . . . . . . .     $165,341      $196,245     $226,738
Loans originated:
 Single-family residential. . . . .       36,334        44,828       41,976
 Multi-family residential and
  commercial real estate. . . . . .           --            --           --
 Construction loans . . . . . . . .       16,813        19,304       18,817
 Other loans. . . . . . . . . . . .          135           198          272
   Total loans originated . . . . .       53,282        64,330       61,065

Single-family residential loans
  purchased . . . . . . . . . . . .        3,250         5,428        2,412

Total whole loans sold. . . . . . .           --            --           --

Mortgage loan principal repayments.      (25,720)      (39,466)     (36,527)

Other . . . . . . . . . . . . . . .           92           201         (467)
Net loan activity . . . . . . . . .       30,904        30,493       26,483
                                        --------      --------     --------
Total mortgage loans at end of
  period  . . . . . . . . . . . . .     $196,245      $226,738     $253,221
                                        ========      ========     ========

     Loan Commitments. The Association issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from application. The Association had outstanding loan commitments of approximately $4 million at June 30, 1997. Also, the Association had undisbursed advances on consumer lines of credit of $6 million at June 30, 1997. See Notes 21 and 22 of the Notes to Consolidated Financial Statements contained in Item 8 hereof.

     Loan Origination and Other Fees. The Association, in some instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Association varies, though the range generally is between 0 and 2 1/2 points. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. The Association had $514,000 of net deferred mortgage loan fees and $138,000 of deferred consumer loan expense at June 30, 1997.

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


                                           At June 30,
                            -------------------------------------------
                            1993      1994      1995     1996      1997
                            ----      ----      ----     ----      ----
                                 (Dollars in thousands)
Loans accounted for on
 a nonaccrual basis:
  Real estate -
   Residential. . . . . .   $471      $179      $704     $584      $209(1)
   Commercial . . . . . .     --        --        --       --        --
  Commercial business . .     --        --        --       --        --
  Consumer. . . . . . . .     --        --        --       --        --
                            ----      ----      ----     ----      ----
      Total . . . . . . .   $471      $179      $704     $584      $209
                            ----      ----      ----     ----      ----
Accruing loans which
 are contractually past
 due 90 days or more:
  Real estate -
   Residential. . . . . .   $ --      $ --      $ --     $ --      $ --
   Commercial . . . . . .     --        --        --       --        --
  Commercial business . .     --        --        --       --        --
  Consumer. . . . . . . .     21        17        58       15        --
                            ----      ----      ----     ----      ----
       Total. . . . . . .   $ 21      $ 17      $ 58     $ 15      $ --
                            ----      ----      ----     ----      ----
  Total of nonaccrual
   and 90 days past
   due loans  . . . . . .   $492      $196      $762     $599      $209
Real estate owned . . . .    323       229        27       25        --
Other nonperforming
  assets. . . . . . . . .     48         5        --       --        --
                            ----      ----      ----     ----      ----
   Total nonperforming
     assets . . . . . . .   $863      $430      $789     $624      $209
                            ====      ====      ====     ====      ====
Total loans delinquent
  90 days or more to
  total loans . . . . . .   0.23%     0.10%     0.35%    0.24%     0.07%

Total loans delinquent
  90 days or more to
  total assets. . . . . .   0.16%     0.06%     0.22%    0.18%     0.06%

Total nonperforming assets
  to total assets . . . .   0.27%     0.13%     0.22%    0.19%     0.06%

-------------
(1) $17,000 of interest income would have been recorded during the year ended June 30, 1997 if these loans had been current, while only $10,000 was recorded in net income for the period.

     Real Estate Owned. Real estate acquired by the Association as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at fair
value.   Subsequent to foreclosure, the property is carried at the lower of initial fair value or existing fair value less cost to sell (net realizable value). Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price less selling and holding costs. At June 30, 1997, the Association had no real estate acquired through foreclosure.

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

     At June 30, 1997, the Association's classified assets totaled approximately $523,000 consisting of classified loans for which specific loss allowances of $1,000 has been provided.

     At June 30, 1996 and 1997, the aggregate amounts of the Association's classified assets were as follows:

                                          At June 30,
                                     --------------------
                                     1996            1997
                                     ----            ----
                                        (In thousands)

Loss. . . . . . . . . . . . . .      $ 16            $ --
Doubtful. . . . . . . . . . . .        --              --
Substandard assets. . . . . . .       800             387
Special mention . . . . . . . .        --             136

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

     At June 30, 1997, the Association's loan portfolio consisted of several loans that were determined by management to have a certain element of risk that may require the Association to establish additional allowances. These loans included $24 million, or 10%, of the Association's loan portfolio that were secured by properties located outside of the State of South Carolina.

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

     A provision for losses is charged against income on a monthly basis to maintain the allowances. The provisions for losses charged against income for the years ended June 30, 1995, 1996 and 1997 were $180,000, $180,000 and
$180,000, respectively. At June 30, 1997, the Association had allowances for loan losses of $1.4 million, which represented .49% of total loans.
Management believes that the amount maintained in the allowances will be adequate to absorb possible losses in the portfolio.

     Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

     At June 30, 1997, based on the information available to the Association at that time, the Association anticipates that it will have the following approximate amounts of charge-offs against the Association's income during the next full year of operations. The numbers in the table set forth below represent projections based on management's best estimate of anticipated charge-offs during the next year. No assurance can be given, however, that the Association's future charge-off experience will match these projections.

               Type of Loan                           Amount
               ------------                           ------
                                                  (In thousands)
               Mortgage Loans:
                 One- to four- family . . . . . .     $ 20
                 Construction . . . . . . . . . .       20
                 Commercial real estate . . . . .       20
                 Other real estate. . . . . . . .       --
               Consumer Loans:
                 Real estate. . . . . . . . . . .       20
                 Automobile . . . . . . . . . . .       30
                 Other. . . . . . . . . . . . . .       50
               Commercial . . . . . . . . . . . .       20
                                                      ----
                   Total . . . . . . . . . . . . .    $180
                                                      ====

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

     The Association's market area is heavily concentrated in manufacturing, although there are more than 200 different manufacturing firms that employ over 20,000 people in Anderson County alone. The BMW automotive plant in nearby Spartanburg County, approximately 45 miles from Anderson, is expected to attract additional support manufacturers to the upstate area of South Carolina, including Anderson County which is in the Interstate-85 corridor halfway between Atlanta, Georgia and Charlotte, North Carolina. Real estate values have been stable to slightly increasing over the past three years.

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

                                   Years Ended June 30,
                        ------------------------------------------
                        1993     1994      1995      1996     1997
                        ----     ----      ----      ----     ----
                                      (Dollars in thousands)

Allowance at beginning
 of period . . . . . .  $270     $843      $  914   $1,062   $1,233
Provision for loan
 losses. . . . . . . .   805      225         180      180      180
Recoveries . . . . . .     4       30          52       35       14

Charge-offs:
 Mortgage. . . . . . .    --       --          --       12       36
 Commercial. . . . . .    --       --          25       --       --
 Consumer. . . . . . .   236      184          59       32       21
                        ----     ----      ------   ------   ------
   Total charge-offs .   236      184          84       44       57
                        ----     ----      ------   ------   ------
   Net charge-offs . .   232      154          32        9       43
                        ----     ----      ------   ------   ------
    Balance at end of
 period  . . . . . . .  $843     $914      $1,062   $1,233   $1,370
                        ====     ====      ======   ======   ======
Ratio of allowance to
 total loans out-
 standing at the end
 of the period . . . .   .40%     .48%        .48%     .49%     .49%
Ratio of net charge-
 offs to average net
 loans outstanding
 during the period . .   .11%     .08%        .02%      --      .02%

     Mortgage-Backed Securities. To supplement lending activities in periods of deposit growth and/or declining loan demand, the Corporation has invested in residential mortgage-backed securities. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and market values of the Corporation's mortgage-backed securities portfolio, see Note 4 of the Notes to Consolidated Financial Statements contained in Item 8 hereof. The Corporation invests in mortgaged-backed securities guaranteed by FHLMC and the Federal National Mortgage Association ("FNMA").

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

     As of June 30, 1997, the Association's portfolio included $14 million of mortgage-backed securities purchased as investments to supplement the Association's mortgage lending activities. These mortgage-backed securities were comprised of 17% adjustable-rate and 83% fixed-rate securities.

Investment Activities

     Federal savings and loan associations have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Atlanta, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain minimum levels of liquid assets which vary from time to time. See "REGULATION -- Federal Regulation of Savings Associations -- Federal Home Loan Bank System." The Association may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

     The Association is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. See "REGULATION." The balance of the Association's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short maturities. At June 30, 1997, the Association's regulatory liquidity was 8%, which exceeds the 5% required by OTS regulations. It is the intention of management to hold securities with short-term maturities in the Association's investment portfolio in order to enable the Association to provide liquidity and to match more closely the interest-rate sensitivities of its assets and liabilities.

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

     All book entry securities purchases are settled delivery versus payment and placed in safekeeping at the Federal Reserve Bank of Richmond ("FRB-Richmond"). Securities not eligible for safekeeping at the FRB-Richmond are held at a commercial bank. At June 30, 1997, the Association's securities portfolio totaled approximately $37 million and consisted principally of Treasury securities and, U.S. Government agency securities.

     The following table sets forth the Corporation's investment securities portfolio at carrying value at the dates indicated.

                                      At June 30,
              ----------------------------------------------------------------
                     1995                  1996                 1997
              --------------------  --------------------  --------------------
              Book      Percent of  Book      Percent of  Book      Percent of
              Value(1)  Portfolio   Value(1)  Portfolio   Value(1)  Portfolio
              --------  ----------  --------  ----------  --------  ----------
                                   (Dollars in thousands)

Investment
 securities:
Insured
 certificates
 of deposit . $  6,127       7%     $ 5,679        11%    $   100       --%
U.S.
 government
 treasury and
 obligations
 of U.S.
 government
 agencies .     54,933      61       17,995        35      15,992       43
Municipal
 bonds  . . .      489       1           --        --          --       --
               -------    ----      -------       ---     -------      ---
Subtotal. . .   61,549      69       23,674        46      16,092       43

Securities
 available
 for sale:
U.S.
 government
 treasury
 and
 obligations
 of U.S.
 government
 agencies . .       --      --       27,316        54      21,268       57
Mutual funds.   28,285      31           --        --          --       --
               -------     ---      -------       ---     -------      ---
Subtotal. . .   28,285      31       27,316        54      21,268       57
               -------     ---      -------       ---     -------      ---
 Total. . . .  $89,834     100%     $50,990       100%    $37,360      100%
               =======     ===      =======       ===     =======      ===

________________
(1) The market value of the Corporation's investment securities portfolio amounted to $61 million, $23 million and $16 million, at June 30, 1995, 1996 and 1997, respectively.

     The following table sets forth the maturities and weighted average yields of the securities in the Corporation's investment securities portfolio at June 30, 1997.

                      Less Than      One to         Five to      Greater than
                      One Year     Five Years      Ten Years       Ten Years
                    -------------  -------------  -------------  -------------
                    Amount  Yield  Amount  Yield  Amount  Yield  Amount  Yield
                    ------  -----  ------  -----  ------  -----  ------  -----
                                      (Dollars in thousands)

Investment
 securities:
Insured
 certificates
 of deposit . . . . $  100  6.10% $    --   --%  $    --   --% $    --     --%
U.S. government
 treasury and
  obligations of
 U.S. government
 agencies . . . . .     --    --    1,996 6.35     7,996 6.69     6,000  7.09
                     -----         ------         ------         ------
 Subtotal . . . . .    100          1,996          7,996          6,000

Securities available
 for sale:
U.S. government
 treasury and
  obligations of
 U.S. government
 agencies . . . . .  4,516   6.92   1,636  7.04   15,116  7.85       --    --
                    ------         ------        -------         ------
   Total. . . . . . $4,616         $3,632        $23,112         $6,000
                    ======         ======        =======         ======

     There was no security held by the Association as of June 30, 1997, other than U.S. Government and agency securities, which had an aggregate book value in excess of 10% of the Association's retained earnings.

Subsidiary Activities

     General. Federal associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Association's investment in its service corporation at June 30, 1997 did not exceed the limits applicable to federal savings and loan associations.

     First Federal is the 100% owner of First Master Service Corporation ("First Master"), a South Carolina corporation, which was incorporated in 1984. At June 30, 1997, the Association had $1,000 invested in First Master's common stock and $188,000 of equity interest in First Master's accumulated losses. First Master is principally engaged in real estate development and leasing activities. The Association has advanced funds to First Master for acquisition of properties and operations. These funds were advanced on an unsecured basis at a rate of interest indexed to the Association's costs of funds. The amount of advances outstanding at June 30, 1997 is $942,000. From November 1984 to November 1987, First Master acquired 45.6 acres of undeveloped real estate. The property, consisting of 11.6 acres of prime commercial land and 34 acres of residential or other purpose land, is located near Anderson, South Carolina. The total amount invested in the property is $588,000. As a result of failed negotiations with a joint venture partner, the plans to construct a retirement facility were discontinued in 1987. First Master is currently considering other options for the property. On December 23, 1985, First Master entered into an agreement to lease other land and building to an investor for a national restaurant franchise. The lease term is 20 years. The net amount invested in the property as of June 30, 1997 is $164,000. During the last quarter of fiscal 1996, First Master began the operation of the Investment Center at First Federal. The Center, which sells uninsured investment products, reached profitable levels in its fourth month of operations. During the year ended June 30, 1997, First Master recognized net income of $83,000. The operations of First Master are included in the Corporation's consolidated financial statements contained in Item 8 hereof.

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


          The following table sets forth information concerning the Association's deposits at June 30, 1997.


                                                                                                 Percentage
Interest                                                               Minimum                    of Total
Rates Offered        Term             Category                         Amount          Balance    Deposits
-------------        ----             --------                         -------         -------   ----------
                                                                    (In thousands)

1.25 - 1.35%         Daily         NOW accounts                      $500/2,500     $ 20,033          7%
    None             Daily         Non-interest checking                   none        2,782          1
2.50 - 3.75          Daily         Money market accounts             500/10,000       13,108          5
2.25 - 2.50          Daily         Passbook savings account            50/2,500       26,633          9

                     Certificates of Deposit(1)
                     -----------------------

    4.80             91 days       Fixed term, fixed rate                   500        2,486          1
    5.25             6 months      Fixed term, fixed rate                   500       38,095         13
    5.30             12 months     Fixed term, fixed rate                   100      112,075         39
    5.35             18 months     Fixed term, fixed rate                   100        4,065          2
    5.35             24 months     Fixed term, fixed rate                   100       15,389          6
    6.20             30 months     Fixed term, fixed rate                10,000        3,900          1
    5.35             36 months     Fixed term, fixed rate                   100       28,609         10
    5.40             60 months     Fixed term, fixed rate                   100        5,909          2
    5.40             84 months     Fixed term, fixed rate                   100       11,247          4

  Various            Various       Jumbo certificates                   100,000          460         --
     --              --            Less premium on deposits acquired                      (8)        --
                                                                                     -------        ---
                       Total                                                        $284,783        100%
                                                                                    ========        ===

-------------
(1)     Includes accounts with balances of $100,000 or more with remaining maturities of three months or less, three to six months, six to 12 months and over 12 months of $8 million, $4 million, $8 million and $10 million, respectively.

                                                               23


Deposit Flow

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Association at the dates indicated.

                                                 At June 30,
                    -------------------------------------------------------------------------------------
                         1995                       1996                               1997
                    -----------------    -------------------------------    -----------------------------
                              Percent              Percent                            Percent
                               of                   of         Increase                 of      Increase
                    Amount    Total      Amount    Total      (Decrease)    Amount     Total   (Decrease)
                    ------    -------    ------    -------    ----------    ------    -------  ----------
                                                  (Dollars in thousands)
Non-interest
 bearing . . . . . $  1,222      --%    $   1,577     1%        $  355      $  2,782     1%      $  1,205
NOW checking . . .   19,020       7        19,852     7            832        20,033     7            181
Passbook savings
 accounts. . . . . . 27,634      10        27,470    10           (164)       26,633     9           (837)
Money market
 deposit . . . . . . 14,700       5        15,574     5            874        13,108     5         (2,466)
Jumbo certificates .  2,654       1         4,200     1          1,546           460    --         (3,740)
Other fixed-rate
 certificates which
 mature:
  Within one year. . 60,744      58       160,531    56           (213)      191,476    67         30,945
  Within three
   years . . . . . . 43,119      16        54,810    19         11,691        28,113    10        (26,697)
  After three years.  9,169       3         4,221     1         (4,948)        2,186     1         (2,035)
   Less: Premium on
 deposits acquired.     (31)     --           (18)   --             13            (8)   --             10
                   --------     ---      --------   ---         ------      --------   ---        -------
     Total . . . . $278,231     100%     $288,217   100%        $9,986      $284,783   100%       $(3,434)
                   ========     ===      ========   ===         ======      ========   ===        =======

                                                               24

Time Deposits by Rates

    The following table sets forth the time deposits in the Association classified by rates as of the dates indicated.


                                                               At June 30,
                                       ----------------------------------------------------------
                                          1995                    1996                      1997
                                          ----                    ----                      ----
                                                                (In thousands)

  4.00% and below . . . . . . .       $  4,364                  $      --                $     --
  4.01 - 5.00%. . . . . . . . .         44,310                     12,887                   2,606
  5.01 - 6.00%. . . . . . . . .         85,323                    163,669                 183,680
  6.01 - 7.00%. . . . . . . . .         68,534                     37,664                  27,828
  7.01 - 9.00%. . . . . . . . .         12,028                      9,542                   8,121
  9.01 - 11.00% . . . . . . . .          1,127                         --                      --
                                      --------                   --------                --------
      Total . . . . . . . . . .       $215,686                   $223,762                $222,235
                                      ========                   ========                ========



The following table sets forth the amount and maturities of time deposits at June 30, 1997.

                                                                       Amount Due
                                                                                                 Percent
                                                                                                 of Total
                Less Than      1-2          2-3          3-4          After                     Certificate
                One Year       Years        Years        Years        4 Years       Total        Accounts
                ---------      -----        -----        -----        -------       -----       -----------
                                            (Dollars in thousands)
4.01 - 5.00%. . $  2,606      $    --      $   --        $    --       $  --       $  2,606          1%
5.01 - 6.00%. .  165,368       13,105       3,831            840         536        183,680         83
6.01 - 7.00%. .   19,869        4,447       2,731            506         275         27,828         12
7.01 - 9.00%. .    4,093        3,999          --             --          29          8,121          4
                --------      -------      ------         ------        ----       --------        ---
Total . . . . . $191,936      $21,551      $6,562         $1,346        $840       $222,235        100%
                ========      =======      ======         ======        ====       ========        ===


                                                               25

    The following table sets forth the savings activities of the Association for the periods indicated.

                                     Years Ended June 30,
                          ---------------------------------------
                           1995             1996            1997
                          ------           ------          ------
                                        (In thousands)

Beginning balance . . .  $271,734         $278,231        $288,217
Net increase (decrease)
 before interest
 credited . . . . . . .    (5,102)          (4,297)        (17,231)

Interest credited . . .    11,581           14,270          13,787

Net increase (decrease)
 in savings deposits . .    6,479            9,973          (3,444)

Deposit premium
 amortization. . . . . .       18               13              10
                         --------         --------        --------
Ending balance. . . . .  $278,231         $288,217        $284,783
                         ========         ========        ========

     In the unlikely event the Association is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Corporation, as stockholder of the Association. Substantially all of the Association's depositors are residents of South Carolina or Northern Georgia.

     Borrowings. Savings deposits are the primary source of funds for the Association's lending and investment activities and for its general business purposes. The Corporation has executed agreements with a broker-dealer to sell agency securities and to repurchase those securities at the maturity of the agreements. Under these agreements, $15 million was borrowed for two year terms at an average rate of 6.27%. Additionally, the Association may rely upon advances from the FHLB-Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Atlanta has, from time to time, served as one of the Association's primary borrowing sources. Advances from the FHLB-Atlanta are typically secured by the Association's first mortgage loans. At June 30, 1997, the Association had a $10 million borrowing from the FHLB-Atlanta with a term of five years at 5.87%.

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

     According to the most current information available, based on total deposits as of June 30, 1996, the Association had the second largest deposit share of the 23 savings and loan associations, commercial banks and credit unions located in Anderson County.

Personnel

     As of June 30, 1997, the Association had 118 full-time and seven part-time employees. The employees are not represented by a collective bargaining unit. The Association believes its relationship with its employees to be good.

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

     The Association, as a member of the FHLB-Atlanta, is required to acquire and hold shares of capital stock in the FHLB-Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Atlanta. The Association is in compliance with this requirement with an investment in FHLB-Atlanta stock of $2.7 million at June 30, 1997.

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

     The Association's accounts are insured by the SAIF. The FDIC insures deposits at the Association to the maximum extent permitted by law. The Association currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates currently ranging from 0% for well capitalized, financially sound institutions with only a few minor weaknesses to .27% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The FDIC is authorized to raise assessment rates in certain circumstances. The Association's assessments expensed for the year ended June 30, 1997, totalled $2.2 million (including the FDIC SAIF special assessment of $1.8 million).

     Pursuant to the Deposit Insurance Fund ("DIF") Act, which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Association, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Association.

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

     At June 30, 1997, the Association was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

     Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1997, the qualified thrift investments of the Association were approximately 89% of its portfolio assets.

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

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi- family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk- weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

     At June 30, 1997, First Federal's core capital of approximately $34 million, or 9.7% of adjusted total assets, was $23 million in excess of the OTS requirement of $11 million, or 3% of adjusted total assets. As of such date, the Association's tangible capital of approximately $34 million, or 9.7% of adjusted total assets, was $29 million in excess of the OTS requirement of $5 million, or 1.5% of adjusted total assets. Finally, at June 30, 1997, the Association had risk-based capital of approximately $35 million or 20.3% of total risk-weighted assets, which was $21 million in excess of the OTS risk-based capital requirement of $14 million or 8% of risk-weighted assets.

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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1997, the Association's limits on loans to one borrower were $5 million, or $9 million, based on the type of collateral obtained. At June 30, 1997, the Association's largest aggregate amount of loans to one borrower was $2 million.

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

     Tax Bad Debt Reserves. Historically, savings institutions such as the Association which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Association's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Association's actual loss experience, or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Association's loss experience, the Association generally recognized a bad debt deduction equal to 8% of taxable income.

     In August 1996, the provisions repealing these thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Association had previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules have had no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Association's bad debt deduction has been determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Association is a "large" association (assets in excess of $500 million) on the basis of net charge- offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to stockholders.

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

Item 2.  Properties
-------------------

     The following table sets forth the location of First Federal's offices and other facilities used in operations as well as certain additional information relating to these offices and facilities as of June 30, 1997.

                                                           Building    Land
                      Year               Building          Owned/      Owned/
Location             Opened      Cost    Net Book Value    Leased      Leased
--------             ------      ----    --------------    -------     ------
                               (Dollars in thousands)

Main Office           1962      $2,846      $1,319         Owned       Owned
-----------

201 North Main
 Street
Anderson, South
 Carolina

Branch Offices
--------------

2918 North Main         1976        426        253         Owned       Owned
 Street
Anderson, South
 Carolina

2808 South Main        1977         373        213         Owned       Owned
 Street
Anderson, South
 Carolina

Powdersville Centre    1979         172         --         Owned       Leased
Intersection of Hwy.
 81 and 153
Greenville, South
 Carolina

509 East Greer         1979         317        155         Owned       Owned
 Street
Honea Path, South
 Carolina

306 Hwy. 28 By-Pass    1979         406        268         Owned       Owned
Anderson, South Carolina

205 Savannah Street    1981         278        140         Owned       Owned
Calhoun Falls, South
 Carolina

100 West Greenwood     1981         551        229         Owned       Owned
 Street
Abbeville, South
 Carolina

302 Hampton Street     1981       1,109        926         Owned       Owned
 (2)
Greenwood, South
 Carolina

241 O'Neal Street      1986         364         36         Owned       Owned
Belton, South
 Carolina

1001 South Mechanic    1986         491        250         Owned       Owned
 Street
Pendleton, South
 Carolina

     The net book value of the Association's investment in office, properties and equipment totaled $4 million at June 30, 1997. See Note 6 of the Notes to the Consolidated Financial Statements in Item 8 hereof.

Item 3.  Legal Proceedings
--------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                               PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters
--------------------------------------------------------------

     The common stock of the Corporation is traded in the over-the counter market as reported on the Nasdaq National Market under the symbol "FSFC." As of September 5, 1997, there were approximately 900 stockholders of record. The Corporation estimates that, as of September 5, 1997, there were approximately 1,200 beneficial owners holding stock in nominee or "street" name.

     The Corporation presently pays quarterly cash dividends on the common stock, subject to the discretion of the Board of Directors. Dividend payments by the Corporation depend primarily on the ability of the Association to pay dividends to the Corporation. Under Federal regulations, the dollar amount of dividends a federal savings association may pay depends upon the association's capital surplus position and recent net income. Generally, if an association satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with OTS regulations and the Association's Plan of Conversion. In addition, earnings of the Association appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends without payment of taxes at the then current tax rate by the Association on the amount removed from the reserves for such distributions. The Association does not contemplate any distribution that would limit the Association's bad debt deduction or create federal tax liabilities.

     The stock prices shown below reflect the high and low prices by quarter for the fiscal years ended June 30, 1995, 1996 and 1997, respectively.

                           Market Price              Cash
                       -------------------       Dividends Paid
                       High           Low          Per Share
                       ----         ------       ---------------

  September 30, 1994. $ 16.25     $  14.00           $0.0625
  December 31, 1994 .   15.25        11.75            0.0625
  March 31, 1995. . .   15.75        12.75              0.07
  June 30, 1995 . . .   19.25        14.25              0.07

  September 30, 1995.   20.25        17.50              0.12
  December 31, 1995 .   20.75        17.25              0.12
  March 31, 1996. . .   20.25        17.25              0.12
  June 30, 1996 . . .   20.25         9.25             10.12

  September 30, 1996.   10.00         9.13              0.04
  December 31, 1996 .   10.75         9.13              0.05
  March 31, 1997. . .   11.50         9.38              0.05
  June 30, 1997 . . .   11.00         9.75              0.06


Item 6.  Selected Financial Data
--------------------------------

     Since the Corporation had not commenced operations prior to the mutual to stock conversion of the Association on October 7, 1993, the financial information for periods and dates as of and before June 30, 1993 presented herein is that of the Association and its subsidiary. This information is qualified in its entirety by reference to the detailed information and Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.


                                          At June 30,
                            --------------------------------------------
                            1993      1994       1995      1996     1997
                            ----      ----       ----      ----     ----
                                       (In thousands)


Total assets  . . . . . . $317,168  $341,853   $352,288  $331,852  $348,530
Loans receivable, net . .  203,871   181,488    208,648   238,337   272,401
Mortgage-backed
 securities . . . . . . .   12,707    24,631     20,432    17,598    14,352
Cash and due from banks,
 interest-bearing
 deposits and securities.   89,760   124,691    112,169    64,313    51,011
Deposits. . . . . . . . .  284,704   271,734    278,231   288,217   284,783
Borrowings. . . . . . . .    2,239     1,915      1,597     5,000    25,000
Total equity. . . . . . .   27,559    66,133     68,924    33,503    35,046


                              (table continued on following page)

                                        Years Ended June 30,
                         --------------------------------------------
                         1993      1994      1995      1996      1997
                         ----      ----      ----      ----      ----
OPERATING DATA:                        (In thousands)

Interest income . . . . $24,356   $22,804   $23,950   $25,777   $24,938
Interest expense. . . .  13,605    11,357    11,965    14,357    14,417
                        -------    -------   ------   -------   -------
Net interest income . .  10,751    11,447    11,985    11,420    10,521
Provision for loan
 losses . . . . . . . .     805       225       180       180       180
                        -------    -------   ------   -------   -------
Net interest income
 after provision
 for loan losses. . . .   9,946    11,222    11,805    11,240    10,341
Non-interest income . .   1,145     1,018     1,056       110     1,181
Non-interest expenses .   6,136     7,756     7,376     9,390     7,873
                        -------    -------   ------   -------   -------
Income before income
 taxes, extraordinary
 item and cumulative
 effect adjustment. . .   4,955     4,484     5,485     1,960     3,649
Income tax expense. . .   2,092     1,622     1,908     1,021     1,324
                        -------    -------   ------   -------   -------
Income before
 extraordinary item
 and cumulative effect
 adjustment . . . . . .   2,863      2,862    3,577       939     2,325
Extraordinary item. . .      --         --       --        --        --
                        -------    -------   ------   -------   -------
Income before
 cumulative effect
 adjustment . . . . . .   2,863      2,862    3,577       939     2,325
Cumulative effect on
 prior years
 for accounting change.      --         39       --        --        --
                        -------    -------   ------   -------   -------
Net income. . . . . . . $ 2,863    $ 2,901   $3,577   $   939   $ 2,325
                        =======    =======   ======   =======   =======
Per share data:
 Net income . . . . . .     N/A        N/A  $   .91   $   .23    $  .53
 Cash dividends paid. .     N/A    $   .06  $   .27   $ 10.48    $  .20
 Book value . . . . . .     N/A     $15.83   $16.82   $  7.63    $ 7.99
 Shares outstanding
 (year end) . . . . . .     N/A      4,177    4,097     4,388     4,388
 Weighted average
   shares . . . . . . .     N/A        N/A    3,946     4,061     4,388

                                          At June 30,
                         --------------------------------------------
                         1993      1994      1995      1996      1997
                         ----      ----      ----      ----      ----
OTHER DATA:

Number of:
 Real estate loans
  serviced . . . . . .   3,446     3,073     3,259     3,516     3,629
 Deposit accounts  . .  28,771    27,295    27,091    26,700    27,620
 Total offices (all
   of which are
   full service) . . .      11        11        11        11        11

                              At or for the Years Ended June 30,
                         --------------------------------------------
                         1993      1994      1995      1996      1997
                         ----      ----      ----      ----      ----

KEY OPERATING RATIOS:

Return on average
 assets (net income
 divided by average
 assets) . . . . . . .     90%      .85%      1.04%     .26%      .70%

Return on average
 equity (net income
 divided by
 average equity) . . .  10.85%    5.27%      5.31%    1.37%     6.85%

Average equity to
 average assets. . . .   8.27%   16.13%     19.56%   19.29%    10.21%

Average interest-earning
 assets to average
 interest-bearing
 liabilities . . . . .    106%    116%       121%     121%      109%

Interest rate spread
 (difference between
 average yield on
 interest-earning
 assets and average
 cost of interest-
 bearing
 liabilities) . . . .    3.24%   2.93%     2.84%    2.43%     2.90%

Net interest margin
 (net interest income
 as a percentage of
 average interest-
 earning assets). . .    3.51%    3.48%    3.61%    3.33%     3.29%


                              At or for the Years Ended June 30,
                         --------------------------------------------
                         1993      1994      1995      1996      1997
                         ----      ----      ----      ----      ----

Non-interest expense
 to average assets . .    1.92%     2.27%    2.14%    2.64%     2.37%

Net charge-offs to
 average outstanding
 loans during the
 period. . . . . . . .     .11%      .08%     .02%      --%      .02%

Allowance for loan
 losses to total loans
 at end of period. . .     .40%      .48%     .48%     .49%      .49%

Allowance for loan
 losses to nonperforming
 loans . . . . . . . .     171%      466%     139%     206%      656%

Allowance for loan
 losses to
 nonperforming
 assets(1) . . . . . .      98%      213%     135%     197%      656%

Nonperforming loans
 to total loans. . . .     .23%      .10%     .35%     .24%      .07%

Ratio of nonperforming
 assets to total
 assets(1) . . . . . .     .27%      .13%     .22%     .19%      .06%

_______________
(1) Nonperforming assets include nonaccrual loans and net other repossessed assets.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------

     The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Corporation. Since the operations of the Association significantly impact those of the Corporation, the following discussion will include references to both the Corporation and the Association.

     The Corporation's total assets increased by $17 million from $332 million at June 30, 1996 to $349 million at June 30, 1997. The $34 million increase in loans receivable was funded from maturities in the investment portfolio and from short term borrowings.

Operating Strategy

     The primary goal of management is to increase the Corporation's profitability and enhance its return on equity while minimizing risk. The Corporation's results of operations are dependent primarily on the Association's continued profitability. The Association's results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities.

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

     Maintaining Asset Quality. At June 30, 1997, First Federal's ratio of non-performing assets to total assets was .06%. Since June 30, 1993, non-performing assets have not exceeded .30% of total assets. First Federal has focused on maintaining good asset quality through sound underwriting and effective collection procedures.

     Managing Growth. Historically, First Federal has managed its growth to maintain a strong capital level. On June 23, 1996, in conjunction with First Southeast's capital restructuring and payment of a special cash dividend, First Federal paid a $19.5 million cash dividend to First Southeast. As a result, First Federal's assets decreased a net of $3 million from June 30, 1995 and the Association's capital-to-assets ratio decreased from 14.6% at June 30, 1995 to 10.4% at June 30, 1996. As of June 30, 1997, First Federal's assets had increased by $17 million, or 5%, while it's capital-to-assets ratio decreased to 9.9%.
                                       41

     Controlling Operating Expenses. The Association closely monitors its operating expenses and seeks to control them while maintaining the necessary personnel to serve its customers properly through its 11-branch network. Historically, operating expenses have been kept below 2% of average assets. Since the Corporation's public offering in fiscal 1994, costs related to the Corporation's public operations and its stock-based employee benefits plans caused its operating expense ratio to increase to 2.64% in 1996. In 1997, the Corporation's expense ratio before and after the FDIC special assessment were 1.83% and 2.37%.

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

Results of Operations

     The operating results of the Corporation depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits. The Corporation's net income also is affected by the establishment of provisions for loan losses and the level of its other income, including deposit service charges, as well as its other expenses and income tax provisions.

     The Association is a member of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996 directing the FDIC to impose a special assessment on SAIF assessable deposits to recapitalize the SAIF. Included in the results of operations for the year ended June 30, 1997, was a charge of $1.8 million ($1.1 million net of taxes) for the Corporation's portion of the special assessment. In addition, this Act established a new SAIF premium schedule, which provided for a substantial reduction in the Corporation's deposit insurance premium expense beginning in the quarter ended December 31, 1996.

Comparison of Operating Results for the Year Ended June 30, 1996 and 1997

     General. Net income increased $1.4 million from $922,000 for the year ended June 30, 1996 to $2.3 million for the same period in 1997. The results from both years included large non-recurring charges having material impacts on net income. In 1996, the Corporation recognized a net loss of $891,000 from the sale of securities and accelerated the recognition of $1.9 million of ESOP compensation expense in conjunction with the payment of the special dividend. In 1997, the Corporation recognized a $1.8 million charge to earnings for FDIC special assessment as previously discussed under "Results of Operations."

     Net income excluding the effect of these non-recurring items increased primarily due to decreases in compensation costs and deposit insurance premium expense which were partially offset by a decrease in net interest income.

     Net Interest Income. Net interest income decreased by $898,000 from $11.4 million during the year ended June 30, 1996 to $10.5 million for the same period in 1997 as a result of decreased interest income.

     Interest Income. Interest income decreased by $838,000 from $25.8 million during the year ended June 30, 1996 to $24.9 million for the same period in 1997. This decrease was the net effect of decreased interest on investments and interest-earning deposits which was partially offset by increased interest earned on mortgage loans.

     Interest on mortgage loans increased by $1.9 million primarily as a result of increased outstanding loan balances. The average net mortgage loans receivable increased by $31 million from $196 million during the year ended June 30, 1996 to $227 million for the same period in 1997. However, the average yield on mortgage loans decreased by 29 basis points from 8.28% for the year ended June 30, 1996 to 7.99% for the same period in 1997.

     Interest on investments and interest-earning deposits decreased by $2.7 million primarily as a result of the loss of earnings in 1997 from the interest-earning assets used to pay the Corporation's special $10 per share cash dividend in June 1996. In addition, funds from maturing investment securities were used to fund the increase in mortgage loans outstanding.

     Interest Expense. Interest expense increased a net of $60,000 for the year ended June 30, 1997 when compared to the same period in 1996. Interest on deposits decreased by $630,000 as the average rate paid on deposits decreased by 23 basis points from 5.06% to 4.83%. This decrease was partially offset by $690,000 of additional interest cost due to an increased average balance of borrowed funds from $1.5 million during the year ended June 30, 1996 to $12.8 million for the same period in 1997. The additional borrowings were used to fund the acquisition of investment securities and loan originations.

     Non-interest Income. Non-interest income for the year ended June 30, 1996 was $110,000 which includes a net loss of $891,000 on the sale of securities for the purpose of funding the $10 per share special dividend. In addition, in 1997, the Corporation commenced sales of non-FDIC insured investment products which netted commissions of $117,000 for the year.

     Non-interest Expenses. Non-interest expenses (excluding the effect of the non-recurring charges of $1.9 million in 1996 and $1.8 million in 1997 as discussed above) decreased by $1.4 million. This decrease is due to reduced compensation and deposit insurance costs in 1997 when compared to 1996. Compensation costs decreased by $1.1 million from 1996 due to the cost of the Corporation's stock based compensation plans which were fully recognized by June 30, 1997. Charges to income (excluding the $1.9 million of accelerated ESOP charges described above) during the year ended June 30, 1996 were $837,000 for the ESOP and $257,000 for the management recognition plans.

     Expenses for the Corporation's deposit insurance premiums (excluding the $1.8 million special assessment) decreased by $268,000 from $640,000 for the year ended June 30, 1996 to $372,000 for the same period in 1997 due to the revised SAIF premium schedule.

Comparison of Operating Results for the Fiscal Years Ended June 30, 1995 and
1996

     General. Net income for the year ended June 30, 1996 was $939,000 compared to $3.6 million in 1995. Net interest income decreased $565,000 from 1995. In addition, charges were recognized in conjunction with the payment of a special cash dividend as described below.

     On June 27, 1996 the Corporation paid a special cash dividend of $10 per share in an effort to reduce the Corporation's excess capital and to reposition the Corporation's balance sheet to enhance future performance. To fund the payment of this dividend, the Corporation liquidated securities and recognized a loss of $891,000. Additionally, the receipt of the dividend payment on the unallocated shares in the Employee Stock Ownership Plan ("ESOP") accelerated the recognition of $1.9 million of compensation expense.

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

     Non-interest Expenses. Non-interest expenses increased by $2 million primarily as a result of increases in the compensation expense related to the Corporation's ESOP. The number of shares to be released in the regular annual allocation for the year increased from 1995 by 8,700 shares and the average stock price increased by approximately $4 per share attributing to a $300,000 increase in compensation expense. Additionally, as noted above, $1.9 million of compensation expense was accelerated into 1996 in conjunction with the payment of the special dividend. See "General." These increases were partially off-set by a $318,000 decrease in compensation expense associated with the Corporation's Management Development and Recognition Plans. See Note 19 of the Notes to Consolidated Financial Statements.

Yields Earned and Rates Paid

     The earnings of the Corporation depend largely on the spread between the yield on interest-earning assets (primarily loans and investments) and the cost of interest-bearing liabilities (primarily deposit accounts), as well as the relative size of the Corporation's interest-earning assets and interest-bearing liability portfolios.


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

                                            Years Ended June 30,
            -----------------------------------------------------------------------------        At
                       1995                       1996                      1997              June 30,
            -------------------------  -------------------------  -----------------------
                      Interest                   Interest                 Interest              1997
                                                                                              --------
            Average     and     Yield/ Average     and    Yield/  Average    and     Yield/    Yield/
            Balance  Dividends  Cost   Balance  Dividends  Cost   Balance  Dividends  Cost      Cost
            -------  ---------  -----  -------  --------- ------  -------  --------- -----    --------
                                          (Dollars in thousands)
Interest-
 earning
 assets(1):
 Mortgage
 loans
 originated.$138,559   $10,872   7.85%  $165,779  $12,993   7.84%  $203,672  $15,745   7.73%     7.64%
 Purchased
 mortgage
 loans . . .  35,688     3,620  10.14     30,678    3,271  10.66     23,588    2,406  10.20      9.09
 Other loans. 23,196     2,037   8.78     24,268    2,122   8.74     27,442    2,378   8.67      9.11
            --------   -------          --------  -------          --------  -------
   Total net
    loans. . 197,443    16,529   8.37    220,725   18,386   8.33    254,702   20,529   8.06      7.93

 Mortgage-
 backed
 securities . 22,386     1,306   5.84     23,010    1,351   5.87     15,996    1,082   6.76      7.89
 Investment
  securities.100,485     5,450   5.42     82,210    4,929   6.00     36,799    2,886   7.84      7.22
 Daily
 interest-
 earning
 deposits. .  11,798       665   5.63     17,432    1,110   6.37     12,279      441   3.59      6.23
            --------   -------          --------  -------          --------  -------
    Total
    interest-
    earning
    assets . 332,112    23,950   7.21    343,377   25,776   7.51    319,776   24,938   7.80      7.79
                       -------                    -------                    -------

Non-interest
 earning
 assets:
 Office
 properties
 and
 equipment,
 net . . . .   5,080                       4,562                      4,252
 Real estate,
 net . . . .     947                         968                        801
 Other non-
 interest-
 earning
 assets. . .   6,159                       6,393                      7,271
            --------                    --------                   --------
   Total
    assets .$344,298                    $355,300                   $332,100
            ========                    ========                   ========
Interest
 -earning
 liabilities:
 Other
 deposits . $ 38,206       817   2.14   $ 38,656      849   2.20   $ 40,947  $   664   1.62      1.87
 Passbook
 savings .    29,559       744   2.52     26,650      671   2.52     26,349      688   2.61      2.47
 Certificates
 of deposit. 203,885    10,240   5.02    215,950   12,705   5.88    214,010   12,244   5.72      5.65
            --------                    --------                   --------
   Total
   deposits  271,650    11,801   4.34    281,256   14,225   5.06    281,306   13,596   4.83      4.88

 Other
 interest-
 bearing
 liabilities   1,887       164   8.69      1,462      131   8.96     12,781      821   6.42      6.24
            --------                    --------                   --------
   Total
    interest-
    bearing
    liabili-
    ties . . 273,537    11,965   4.37    282,718   14,356   5.08    294,087   14,417   4.90      5.00

Non-interest-
 bearing
 liabilities:
 Non-interest-
  bearing
  deposits.    1,405                       1,590                      1,287
 Other
  liabilities  2,015                       2,447                      2,807
            --------                    --------                   --------
   Total
    liabili-
    ties. .  276,957                     286,755                    298,181

Retained
 earnings .   67,341                      68,545                     33,919
            --------                    --------                   --------
   Total
 liabilities
 and retained
 earnings. .$344,298                    $355,300                   $332,100
            ========                    ========                   ========

Net interest
 income . .  $11,985                     $11,420                    $10,521

Interest rate
 spread. . .              2.84%                      2.43%                             2.90%

Net interest
 margin  . .              3.61%                      3.33%                             3.29%

Ratio of
 average
 interest-
 earning
 assets to
 average
 interest-
 bearing
 liabilities.    121%                        121%                       109%

(1)  Does not include interest on nonaccrual loans or loans 90 days or more past due.  Nonaccrual loans are included in the average balance until such loans are transferred to foreclosed real estate.


                                       45

     The following table sets forth the effects of changing rates and volumes on net interest income of the Corporation. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).

                   1996 Compared to 1995          1997 Compared to 1996
                    Increase (Decrease)            Increase (Decrease)
                         Due to                        Due to
                 ----------------------------  -----------------------------
                                 Rate/                        Rate/
                  Rate   Volume  Volume   Net   Rate  Volume  Volume   Net
                 -----   ------  ------   ---  -----  ------  ------   ---
                                      (Dollars in thousands)

Interest-earning
 assets:
 Mortgage
 loans(1). . .    $174  $1,627   $(29)  $1,772  $(318)  $2,214  $(10)  $1,886
 Other
   loans(1). .     (9)     94     --       85    (19)      278    (3)     256
               -------   -----  -----    ----- ------  ------- -----   ------
  Total net
   loans . . .     165   1,721    (29)   1,857   (337)   2,492   (13)   2,142
 Mortgage-backed
  securities .       7      38     --       45    205     (412)  (62)    (269)
 Investment
  securities .     575    (991)  (105)    (521) 1,518   (2,723) (838)  (2,043)
 Daily interest
  -earning
  deposits . .      87     316     42      445   (484)    (328)  143     (669)
               -------   -----  -----    ----- ------  ------- -----   ------

Total net change
 in income on
 interest-earning
 assets. . . .     834   1,084    (92)   1,826    902     (971) (770)    (839)
               -------   -----  -----    ----- ------  ------- -----   ------

Interest-bearing
 liabilities:
 Interest-
 bearing
  deposits . .   1,938     417     69    2,424   (632)       3    (1)    (630)
 FHLB
  advances . .       5     (37)    (1)     (33)   (37)   1,014  (287)     690
               -------   -----  -----    ----- ------  ------- -----   ------
Total net change
 in expense on
 interest-
 bearing
 liabilities .   1,943     380     68    2,391   (669)   1,017  (288)      60
               -------   -----  -----    ----- ------  ------- -----   ------

Net change in
 net interest
 income  . . . $(1,109)  $ 704  $(160)   $(565)$1,571  $(1,988)$(482)  $ (899)
               =======   =====  =====    ===== ======  ======= =====   ======

-----------
(1)  Does not include interest on loans 90 days or more past due.

Liquidity and Capital Resources

     The Corporation's primary sources of funds are deposits, borrowings and proceeds from principal and interest payments on loans, mortgage-backed and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The primary investing activity of the Corporation is the origination and purchase of mortgage loans. During the three years ended June 30, 1997, the Corporation originated loans in the amounts of $53 million, $64 million and $61 million, respectively. Other investing activities include the purchase of securities, which totaled $19 million, $20 million and $11 million during the three years ended June 30, 1997, respectively. These activities were funded primarily by principal repayments on loans, mortgage-backed securities and other securities and by short-term borrowings.

     The Corporation must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Corporation's sources of funds include deposits and principal and interest payments from loans, mortgage-backed securities and investments. During fiscal years 1995, 1996 and 1997, the Corporation used its sources of funds primarily to fund loan commitments and to pay maturing savings certificates and deposit withdrawals. At June 30, 1997, the Corporation had approved loan commitments totaling $4 million and undisbursed loans in process totaling $7 million.

     At June 30, 1997, savings certificates amounted to $222 million, or 78%, of the Corporation's total deposits, including $192 million which were scheduled to mature by June 30, 1998. During the year ended June 30, 1997, 84% of the total amount of maturing certificates were retained by the Association. Management of the Corporation believes it has adequate resources to fund all loan commitments by savings deposits and borrowed funds and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

     The OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. The Corporation's average liquidity ratios were 35%, 28% and 9% during the years ended June 30, 1995, 1996 and 1997, respectively. The Corporation's average short-term liquidity ratios for the same periods were 19%, 20% and 7%, respectively. The Corporation's actual long- and short-term liquidity ratios at June 30, 1997 were 8% and 6%, respectively. The Corporation consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

Effect of Inflation and Changing Prices

     The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Corporation is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. During the current interest rate environment, management believes that the liquidity and the maturity structure of the Corporation's assets and liabilities are critical to the maintenance of acceptable profitability.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
                    Index to Consolidated Financial Statements

          Independent Auditors' Report

          Consolidated Financial Statements:

          Consolidated Balance Sheets, June 30, 1996 and 1997

          Consolidated Statements of Income For the Years Ended June 30, 1995,
            1996 and 1997

          Consolidated Statements of Stockholders' Equity For the Years Ended
            June 30, 1995, 1996 and 1997

          Consolidated Statements of Cash Flows For the Years Ended June 30,
            1995, 1996 and 1997

          Notes to Consolidated Financial Statements

          Schedules to the consolidated financial statements have been omitted as the required information is inapplicable.

                                CRISP
                                 CH
                               HUGHES
                        ---- & CO., L.L.P. ----
              CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

                     Independent Auditors' Report

                     ----------------------------

To the Board of Directors
First Southeast Financial Corporation

We have audited the accompanying consolidated balance sheets of First Southeast Financial Corporation and Subsidiary (the "Company") as of June 30, 1996 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

                                      /s/ Crisp Hughes & Co. L.L.P.

Asheville, North Carolina
July 31, 1997

    32 Orange Street - P.O. Box 3049 - Asheville, North Carolina 28802 -
                   (704) 254-2254 - FAX (704) 254-6859
     Other Offices:  Boone, Burnsville, Sylvia, NC and Greenville, SC

   Member of The American Institute of Certified Public Accountants, The Continental Association of CPA Firms, Inc. The Intercontinental Accounting
  Associates and The North Carolina and South Carolina Associates of CPAs

                     FIRST SOUTHEAST FINANCIAL CORPORATION
                                AND SUBSIDIARY

                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                              June 30,
                                                      ------------------------
        Assets                                            1996        1997
        ------                                            ----        ----

Cash and due from banks                                $    3,865  $    3,274
Interest-earning deposits                                   9,458      10,377
Investment securities:

  Held to maturity (market value of in $22,917 in
   1996 and $15,730 in 1997)                               23,674      16,092
  Available for sale (amortized cost of $27,218 in
   1996 and $21,089 in 1997)                               27,316      21,268
Loans receivable, net                                     238,337     272,401
Mortgage-backed securities:

  Held to maturity (market value of in $11,217 1996
   and $9,338 in 1997)                                     11,508       9,392
  Available for sale (amortized cost of $6,155 in
   1996 and $4,960 in 1997)                                 6,090       4,960
Office properties and equipment, net                        4,381       4,282
Real estate                                                   791         751
Federal Home Loan Bank stock                                2,691       2,691
Interest receivable                                         2,294       2,342
Other                                                       1,447         700
                                                       ----------  ----------
      Total assets                                     $  331,852  $  348,530
                                                       ==========  ==========

  Liabilities and Stockholders' Equity
  ------------------------------------
Deposits                                               $  288,217  $  284,783
Securities sold under agreement to repurchase               5,000      15,000
Federal Home Loan Bank advances                                 -      10,000
Advance payments by borrowers for taxes and insurance       1,436       1,387
Accrued expenses and other liabilities                      3,331       1,488
Income taxes payable                                          365         826
                                                       ----------  ----------
      Total liabilities                                   298,349     313,484
                                                       ----------  ----------
Stockholders' equity:

  Preferred stock ($.01 par value, 2,000,000 shares
   authorized; none outstanding)                                -           -
  Common stock ($.01 par value, 8,000,000 shares
   authorized; 4,388,231 shares issued and
   outstanding at June 30, 1996 and June 30, 1997)             44          44
  Paid-in capital                                          19,137      19,137
  Retained income, substantially restricted                14,300      15,747
  Unrealized gains on securities, net                          22         118
                                                       ----------  ----------
      Total stockholders' equity                           33,503      35,046
                                                       ----------  ----------
      Total liabilities and stockholders' equity       $  331,852  $  348,530
                                                       ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                       49

                     FIRST SOUTHEAST FINANCIAL CORPORATION
                                AND SUBSIDIARY

                       Consolidated Statements of Income
                     (in thousands, except per share data)

                                                  Years Ended June 30,
                                        ------------------------------------
                                              1995        1996        1997
                                              ----        ----        ----
Interest income:
  Mortgage loans                           $   14,492  $   16,265  $   18,151
  Mortgage-backed securities                    1,306       1,351       1,082
  Other loans                                   2,037       2,122       2,378
  Investments                                   5,450       4,929       2,886
  Deposits with other banks                       665       1,110         441
                                           ----------  ----------  ----------
      Total interest income                    23,950      25,777      24,938
                                           ----------  ----------  ----------
Interest expense:
  Deposits                                     11,801      14,226      13,596
  Borrowings                                      164         131         821
                                           ----------  ----------  ----------
      Total interest expense                   11,965      14,357      14,417
                                           ----------  ----------  ----------
      Net interest income                      11,985      11,420      10,521

Provision for loan losses                         180         180         180
                                           ----------  ----------  ----------
      Net interest income after provision
       for loan losses                         11,805      11,240      10,341
                                           ----------  ----------  ----------
Noninterest income:

  Loan fees and service charges                   622         585         794
  Securities losses                               (46)       (891)          -
  Income from rental of real estate
   acquired for development or rental              88          86          86
  Other                                           392         330         301
                                           ----------  ----------  ----------
      Total other income                        1,056         110       1,181
                                           ----------  ----------  ----------
Noninterest expenses:

  Compensation and employee benefits            4,607       6,643       3,598
  Net occupancy expense                           979         954         919
  Deposit insurance premiums                      625         640       2,172
  Provision for real estate losses                 21           -           -
  Other                                         1,144       1,153       1,184
                                           ----------  ----------  ----------
      Total other expenses                      7,376       9,390       7,873
                                           ----------  ----------  ----------
      Income before income taxes                5,485       1,960       3,649

Income tax expense                              1,908       1,021       1,324
                                           ----------  ----------  ----------
      Net income                           $    3,577  $      939  $    2,325
                                           ==========  ==========  ==========

Weighted average common equivalent shares
 outstanding                                    3,946       4,061       4,388

Net income per share                            $.91        $.23        $.53

The accompanying notes are an integral part of these consolidated financial statements.

                                              FIRST SOUTHEAST FINANCIAL CORPORATION
                                                         AND SUBSIDIARY
                                        Consolidated Statements of Stockholders' Equity
                                                (in thousands, except share data)

                                                           Unrealized        Unearned Compensation
                                 Common Paid-In  Retained  Gains    Treasury ---------------------
                                 Stock  Capital  Income    (Losses) Stock    For ESOP  For MRPs   Total
                                 -----  -------  ------    -------- -----    --------  --------   -----
Balance at June 30, 1994         $ 43   $41,949  $30,213   $(399)   $(1,846) $(2,995)  $(832)     $66,133

Net income                          -         -    3,577       -          -        -       -        3,577
Cash dividends ($.265 per share)    -         -   (1,018)      -          -        -       -       (1,018)
Unrealized gains on securities,
  net of taxes of $150              -         -        -     241          -        -       -          241
Purchase of treasury stock          -         -        -       -     (1,074)       -       -       (1,074)
(80,285 shares)

ESOP and MRPs compensation          -       157        -       -          -      333     575        1,065
  earned                         ----   -------  -------   -----    -------  -------   -----      -------

Balance at June 30, 1995           43    42,106   32,772    (158)    (2,920)  (2,662)   (257)      68,924

Net income                          -         -      939       -          -        -       -          939
Cash dividends ($10.48 per          -   (23,738) (19,411)      -          -      185       -      (42,964)
  share)
Unrealized gains on securities,
  net of taxes of $106              -         -        -     180          -        -       -          180
Issuance of common stock            1       617        -       -          -        -       -          618
  (61,831 shares)

Issuance of treasury stock          -      (622)       -       -      2,920        -       -        2,298
  (229,785 shares)
Tax benefit of stock options        -       505        -       -          -        -       -          505
  exercised
ESOP and MRPs compensation          -       269        -       -          -    2,477     257        3,003
  earned                         ----   -------  -------   -----    -------  -------   -----      -------

Balance at June 30, 1996           44    19,137   14,300      22          -        -       -       33,503

Net income                          -         -    2,325       -          -        -       -        2,325
Cash dividends ($.20 per share)     -         -     (878)      -          -        -       -         (878)
Unrealized gains on securities,
  net of taxes of $50               -         -        -      96          -        -       -           96
                                 ----   -------  -------   -----    -------  -------   -----      -------

Balance at June 30, 1997         $ 44   $19,137  $15,747   $ 118    $     -  $     -   $   -      $35,046
                                 ====   =======  =======   =====    =======  =======   =====      =======

The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST SOUTHEAST FINANCIAL CORPORATION
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                  Years Ended June 30,
                                          ------------------------------------
                                              1995        1996        1997
                                              ----        ----        ----
Operating activities:
  Net income                               $    3,577  $      939  $    2,325
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                  454         418         375
    Provision for loan losses                     180         180         180
    Provision for losses on real estate            21           -           -
    Deferred income taxes (benefit)               (11)       (250)        134
    Gain on sale of equipment                     (25)          -           -
    Amortization of premium on savings             18          13          10
      deposits
    Amortization of fees and discounts on      (1,093)     (1,000)       (424)
      loans
    Loss on sale of securities                     46         891           -
    Gain on sale of mortgage loans                  -          (4)          -
    Net realized gain on real estate              (62)        (15)        (10)
    Amortization of premium on mortgage-
      backed securities                           108         180         131
    Amortization of premiums (discounts)
      on investments                             (215)         26          (4)
    Amortization of unearned ESOP and MRP
      compensation                              1,065       3,003           -
    Increase in accrued interest receivable      (293)        (97)        (48)
    Decrease (increase) in other assets          (416)     (1,033)      1,072
    Increase (decrease) in accrued expenses
      and other liabilities                     1,301       2,401      (1,472)
                                           ----------  ----------  ----------
       Net cash provided by operating
         activities                             4,655       5,652       2,269
                                           ----------  ----------  ----------
Investing activities:
  Net decrease in insured certificates of
    deposit                                     3,479         448       5,579
  Purchase of investment securities held
    to maturity                               (17,930)    (15,000)       (996)
  Maturities of investment securities held
    to maturity                                23,063      12,625       3,000
  Purchase of investment securities available
    for sale                                   (1,358)     (5,000)     (9,981)
  Maturities of investment securities
    available for sale                              -      10,550      16,113
  Proceeds from sale of investment securities
    available for sale                          1,250      34,964           -
  Proceeds from sale of real estate               237         289          67
  Capitalized costs on real estate                 (7)         (2)        (10)
  Purchase of stock subscription rights             -           -        (325)
  Net loan originations                       (22,974)    (24,722)    (31,430)
  Purchase of loans                            (3,250)     (5,000)     (2,412)
  Proceeds from sale of loans                       -         775           -
  Principal payments on mortgage-backed
    securities held to maturity                 4,091       3,036       2,035
  Purchase of mortgage-backed securities
    held to maturity                                -      (7,041)          -
  Purchase of mortgage-backed securities
    available for sale                              -      (5,192)          -
  Principal payments on mortgage-backed
    securities available for sale                   -       1,771       1,145

                                                                   (continued)

                     FIRST SOUTHEAST FINANCIAL CORPORATION
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                  Years Ended June 30,
                                         ------------------------------------
                                              1995        1996        1997
                                              ----        ----        ----
Investing activities, continued:
  Proceeds from sale of mortgage-backed
    securities available for sale          $        -  $    9,706  $        -
  Purchase of office properties and
    equipment                                    (100)        (43)       (261)
  Proceeds from sale of equipment                  25           -           -
       Net cash provided (used) by         ----------  ----------  ----------
         investing activities                 (13,474)     12,164     (17,476)
                                           ----------  ----------  ----------
Financing activities:
  Net increase (decrease) in deposits           6,479       9,973      (3,444)
  Increase in repurchase agreements                 -       5,000      10,000
  Increase  (decrease) in advance payments
    by borrowers for taxes and insurance          299        (200)        (49)
  Increase (decrease) in mortgage
    servicing payments                           (127)         44         (94)
  Proceeds from FHLB advances                       -           -      10,000
  Repayment of FHLB advances                     (318)     (1,597)          -
  Proceeds from borrowings                          -           -       2,040
  Repayment of borrowings                           -           -      (2,040)
  Proceeds from issuance of common stock
    and treasury stock                              -       2,916           -
  Purchase of treasury stock                   (1,074)          -           -
  Dividends paid                               (1,018)    (42,964)       (878)
                                           ----------  ----------  ----------
       Net cash provided (used) by
          financing activities                  4,241     (26,828)     15,535
                                           ----------  ----------  ----------
       Decrease in cash and cash
          equivalents                          (4,578)     (9,012)        328

Cash and cash equivalents at beginning of
  year                                         26,913      22,335      13,323
                                           ----------  ----------  ----------
Cash and cash equivalents at end of year   $   22,335  $   13,323  $   13,651
                                           ==========  ==========  ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest on deposits and other
      borrowings                           $   11,872  $   14,350  $   14,348
    Income taxes net of refunds                 1,353       1,869         121
                                           ==========  ==========  ==========
  Noncash investing and financing activities:
    Real estate acquired in satisfaction
      of mortgage loans                    $       27  $      118  $      149
    Loan loss reserve charge-offs                  84          44          57
    Unrealized gains on securities, net
      of taxes                                    241         180          96
    Reclassification of mortgage-backed
      securities to mortgage-backed
      securities available for sale                 -      12,749           -
    Reclassification of investment securities
      to securities available for sale              -      39,801           -
    Loans originated for real estate
      owned disposition                            60          36         127
    Transfer from office properties to
      real estate held for sale                   210           -           -
    Tax benefit of stock options exercised          -         505           -
                                           ==========  ==========  ==========
The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST SOUTHEAST FINANCIAL CORPORATION
                               AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                         June 30, 1995, 1996 and 1997
                        (Tabular amounts in thousands)

1.  Summary of Significant Accounting Policies
    ------------------------------------------
    The accounting and reporting policies of First Southeast Financial Corporation (the "Holding Company") and First Federal Savings and Loan Association of Anderson (the "Association") and Subsidiary (collectively referred to as the "Company") conform, in all material respects, to generally accepted accounting principles and to general practices within the savings and loan industry. The following summarize the more significant of these policies and practices.

    Nature of Operations - The Holding Company's only endeavor is its investment in the Association, a federally chartered stock savings and loan association. The Association's principal line of business is originating residential and nonresidential first mortgage loans. The loans are primarily with individuals.

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

    Investment securities and mortgage-backed securities available for sale are carried at fair value. The Company has identified their holdings in certain debt securities and mortgage-backed securities as securities available for sale. The unrealized holding gains or losses on securities available for sale are excluded from income and reported, net of related income tax effects, as a separate component of stockholders' equity until realized. Gains or losses on sales of securities available for sale are based on average cost method for the mutual funds and specific identification method for all other securities.

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

    Income Per Share - Income per share is computed by dividing net income by the weighted average number of shares and share equivalents outstanding during the year. Share equivalents include, if applicable, dilutive stock option share equivalents determined using the treasury stock method, ESOP shares, and MRP shares. For the year ended June 30, 1997, no common stock equivalents existed.

    Cash Flow Information - As presented in the consolidated statements of cash flows, cash and cash equivalents include cash on hand and interest-earning deposits in other banks. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

2.  Investment Securities
    ---------------------
    The carrying values and estimated market values of investment securities are summarized as follows:

                                            Gross        Gross      Estimated
                               Amortized   Unrealized  Unrealized   Market
                                 Cost       Gains        Losses     Value
                                 ----       -----        ------     -----

    Held to Maturity:
     June 30, 1996:
      U.S. government and
        agency securities    $ 17,995     $      3      $   (760)  $ 17,238
      Insured certificates
        of deposit              5,679            -             -      5,679
                             --------     --------      --------   --------
                             $ 23,674     $      3      $   (760)  $ 22,917
                             ========     ========      ========   ========
     June 30, 1997:
      U.S. government and
        agency securities    $ 15,992     $      -      $   (362)  $ 15,630
      Insured certificates
        of deposit                100            -             -        100
                             --------     --------      --------   --------
                             $ 16,092     $      -      $   (362)  $ 15,730
                             ========     ========      ========   ========
    Available for Sale:
     June 30, 1996:
      U.S. government and
        agency securities    $ 27,218     $    110      $    (12)  $ 27,316
                             ========     ========      ========   ========

     June 30, 1997:
      U.S. government
        and agency           $ 21,089     $    179      $      -   $ 21,268
                             ========     ========      ========   ========

    The amortized cost and estimated market values of debt securities by contractual maturity are as follows:

                                 Amortized Cost        Estimated Market Value
                               -----------------       ----------------------
                                1996        1997         1996          1997
                                ----        ----         ----          ----
    Held to Maturity:
      Due in one year        $  5,579     $    100      $  5,579   $    100
      Due after one year
        through five years      1,100        1,996         1,079      1,987
      Due after five years
        through ten years       7,995        7,996         7,663      7,830
      Due after ten years       9,000        6,000         8,596      5,813
                             --------     --------      --------   --------
                             $ 23,674     $ 16,092      $ 22,917   $ 15,730
                             ========     ========      ========   ========
    Available for Sale:
     Due in one year         $ 16,114     $  4,499      $ 16,127   $  4,516
     Due after one year
       through five years       6,104        1,608         6,189      1,636
     Due after five years
       through ten years        5,000       14,982         5,000     15,116
                             --------     --------      --------   --------
                             $ 27,218     $ 21,089      $ 27,316   $ 21,268
                             ========     ========      ========   ========

    The Company had approximately $9,000,000 and $17,279,000 of investment securities pledged against deposits and other borrowings at June 30, 1996 and 1997, respectively. There were no investment securities held to maturity sold during the fiscal years 1995, 1996 and 1997.

    For the years ended June 30, 1995 and 1996, proceeds on sales of securities available for sale were approximately $1,250,000 and $34,964,000, with realized losses of approximately $38,000 and $582,000, respectively. There were no investment securities available for sale sold for the year ended June 30, 1997. The net unrealized gains at June 30, 1996 and 1997, of approximately $64,000 and $118,000 are reported as a separate component of stockholders' equity.

    In December 1995, the Company transferred investment securities held to maturity with an amortized cost of approximately $39,801,000 and market value of approximately $40,036,000 to the available for sale category. The transfer was a result of the FASB (Financial Accounting Standards Board) allowing a one-time reallocation of an entity's investment portfolio without penalty.

    The Company had no commitments to purchase investment securities at June 30, 1996 and 1997.

3.  Loans Receivable
    ----------------
    Loans receivable are summarized as follows:
                                                               June 30,
                                                      -----------------------
                                                           1996       1997
                                                           ----       ----
       Real estate first mortgage loans:

        One-to-four-family dwellings                    $ 209,810  $ 237,124
        Construction                                       14,220     12,350
        Commercial real estate                              2,022      2,843
        Other real estate                                     686        904
                                                        ---------  ---------
           Total real estate loans                        226,738    253,221
                                                        ---------  ---------
       Other loans:
        Consumer installment loans                         20,317     22,250
        Commercial loans                                    3,496      6,603
                                                        ---------  ---------
           Total other loans                               23,813     28,853
                                                        ---------  ---------
           Total loans                                    250,551    282,074
                                                        ---------  ---------
       Less:
        Undisbursed portion of loans in process             9,059      6,862
        Unearned discounts on consumer loans                  141        117
        Unearned discounts on loans purchased               1,348        948
        Net deferred loan fees                                433        376
        Allowance for loan losses                           1,233      1,370
                                                        ---------  ---------
                                                           12,214      9,673
                                                        ---------  ---------
                                                        $ 238,337  $ 272,401
                                                        =========  =========

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

    In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", no loans in non-homogenous groups were determined to be impaired for the years ended or as of June 30, 1996 and 1997, respectively. Commercial real estate and other loans are included in the non-homogenous group.

    For the loans in homogeneous groups, loans which are contractually past due ninety days or more total approximately $791,000 at June 30, 1996 and $523,000 at June 30, 1997. The amount the Company will ultimately realize from these loans could differ materially from their carrying value because of unanticipated future developments affecting the underlying collateral or the borrower's ability to repay the loans. If collection efforts are unsuccessful, these loans will be subject to foreclosure proceedings in the ordinary course of business. Management believes that the Company has adequate collateral on these loans and that the Company will not incur material losses in the event of foreclosure.

    The changes in the allowance for loan losses are summarized as follows:

                                                         June 30,
                                            ----------------------------------
                                                1995       1996       1997
                                                ----       ----       ----

       Beginning balance                     $     914  $   1,062  $   1,233
       Provision charged to income                 180        180        180
       Recoveries                                   52         35         14
       Charge-offs                                 (84)       (44)       (57)
                                             ---------  ---------  ---------
       Ending balance                        $   1,062  $   1,233  $   1,370
                                             =========  =========  =========

    Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans are approximately $4,286,000, $3,646,000 and $3,238,000 at June 30, 1995,
    1996 and 1997, respectively.

    Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $45,000, $28,000 and $26,000 at June 30, 1995, 1996 and 1997, respectively.

4.  Mortgage-Backed Securities
    --------------------------
    Mortgage-backed securities are summarized as follows:

                                              Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized    Market
                                  Cost       Gains       Losses      Value
                                  ----       -----       ------      -----
       Held to maturity:
        June 30, 1996:
          FHLMC Certificates   $    2,839  $        1  $      (14) $    2,826
          FNMA Certificates         4,368           -        (240)      4,128
          GNMA Certificates         4,301         -           (38)      4,263
                               ----------  ----------  ----------  ----------
                               $   11,508  $        1  $     (292) $   11,217
                               ==========  ==========  ==========  ==========
        June 30, 1997:
          FHLMC Certificates   $    2,386  $       37    $      -  $    2,423
          FNMA Certificates         3,454           -        (117)      3,337
          GNMA Certificates         3,552          26         -         3,578
                               ----------  ----------  ----------  ----------
                               $    9,392  $       63  $     (117) $    9,338
                               ==========  ==========  ==========  ==========
       Available for sale:
        June 30, 1996:
          FHLMC Certificates   $      910  $       21    $      -  $      931
          FNMA Certificates           582          14           -         596
          GNMA Certificates         4,663         -          (100)      4,563
                               ----------  ----------  ----------  ----------
                               $    6,155  $       35  $     (100) $    6,090
                               ==========  ==========  ==========  ==========
        June 30, 1997:
          FHLMC Certificates   $      689  $       11    $      -  $      700
          FNMA Certificates           420           6           -         426
          GNMA Certificates         3,851         -           (17)      3,834
                               ----------  ----------  ----------  ----------
                               $    4,960  $       17  $      (17) $    4,960
                               ==========  ==========  ==========  ==========

    Although mortgage-backed securities are initially issued with a stated maturity date, the underlying mortgage collateral may be prepaid by the mortgagee and, therefore, such securities may not reach their maturity date.

    The Company had no sales of mortgage-backed securities held to maturity during the years ended June 30, 1995, 1996 and 1997. Mortgage-backed securities pledged were approximately $4 million and $.5 million at June 30, 1996 and 1997, respectively.

    There were no mortgage-backed securities available for sale sold for the years ended June 30, 1995 and 1997. For the year ended June 30, 1996, proceeds on sales of mortgage-backed securities available for sale were approximately $9,706,000, with realized losses of approximately $309,000. The net unrealized loss at June 30, 1996, of approximately $42,000 is reported as a separate component of stockholders' equity.

    In December 1995, the Company transferred mortgage-backed securities held to maturity with an amortized cost of approximately $12,749,000 and market value of approximately $12,610,000 to the available for sale category.
    The transfer was a result of the FASB allowing a one-time reallocation of an entity's investment portfolio without penalty.

5.  Real Estate
    -----------
    Real estate is summarized as follows:
                                                               June 30,
                                                       -----------------------
                                                           1996       1997
                                                           ----       ----

       Real estate acquired on settlement of loans      $      25  $      -
       Real estate acquired for development, rental
         and sale                                             984        984

                                                        ---------  ---------
                                                            1,009        984
       Less:
        Accumulated depreciation                              218        233
                                                        ---------  ---------
                                                        $     791  $     751
                                                        =========  =========

    Real estate acquired for development, rental and sale consists of:

                                                               June 30,
                                                       -----------------------
                                                           1996       1997
                                                           ----       ----

       Commercial buildings                             $     350  $     350
       Improved land                                           46         46
       Unimproved land                                        588        588
                                                        ---------  ---------
                                                        $     984  $     984
                                                        =========  =========

    Real estate acquired for development, rental and sale includes the Association's subsidiary's investment in commercial rental property located in Anderson, South Carolina. The subsidiary recognized income from this property of approximately $88,000, $86,000 and $86,000 during the years ended June 30, 1995, 1996 and 1997, respectively.

    In 1995, the Company reclassified improved land and a building of approximately $210,000 from office properties and equipment to real estate. This property consisted of a former branch office which was no longer used in operations. The property was sold in 1996, with proceeds on sale of approximately $164,000, resulting in a realized loss of approximately $23,000.

    The changes in the allowance for losses on real estate acquired in settlement of loans is summarized as follows:

                                                1995       1996       1997
                                                ----       ----       ----

       Beginning balance                     $      12  $      21    $     -
       Provision charged to income                  21          -          -
       Charge-offs                                 (12)       (21)         -
                                             ---------  ---------    -------

       Ending balance                        $      21  $       -    $     -
                                             =========  =========    =======

6.  Office Properties and Equipment
    -------------------------------
    Office properties and equipment are summarized as follows:

                                                               June 30,
                                                       -----------------------
                                                           1996       1997
                                                           ----       ----

       Land and improvements                            $   1,591  $   1,591
       Buildings                                            5,660      5,742
       Furniture, fixtures and equipment                    3,348      3,374
       Construction in progress                                -         152
                                                        ---------  ---------
                                                           10,599     10,859
       Less accumulated depreciation                        6,218      6,577
                                                        ---------  ---------
                                                        $   4,381  $   4,282
                                                        =========  =========

7.  Interest Receivable
    -------------------
    Interest receivable is summarized as follows:

                                                               June 30,
                                                       -----------------------
                                                           1996       1997
                                                           ----       ----

       Investments                                      $     835  $     750
       Loans receivable                                     1,330      1,485
       Mortgage-backed securities                             129        107
                                                        ---------  ---------
                                                        $   2,294  $   2,342
                                                        =========  =========

8.  Deposits
    --------
    Deposit account balances are summarized as follows:

                                                               June 30,
                                                       -----------------------
                                                           1996       1997
                                                           ----       ----
       NOW deposits at 1.87% and 1.19% at June 30, 1996
       and 1997 (including non-interest bearing accounts
       of $1,577 and $2,782, respectively)              $  21,424  $  22,815

       Money Market deposits with weighted average
       rates of 3.23% and 3.05% at June 30, 1996 and
       1997, respectively                                  15,574     13,108

       Passbook deposits at 2.47% at June 30, 1996 and
       1997                                                27,470     26,633

       Fixed rate certificates with weighted average
       rates of 5.62% and 5.65% at June 30, 1996 and
       1997, respectively                                 223,767    222,235

       Less premium on deposits acquired                      (18)        (8)
                                                        ---------  ---------
       Total deposits                                   $ 288,217  $ 284,783
                                                        =========  =========
       Weighted average cost of deposits                    4.91%      4.88%
                                                            ====       ====

    Contractual maturities of certificate accounts are summarized as follows:

                                                               June 30,
                                                       -----------------------
                                                           1996       1997
                                                           ----       ----
       12 months or less                                $ 164,736  $ 191,934
       Over 12 months                                      59,031     30,301
                                                        ---------  ---------
                                                        $ 223,767  $ 222,235
                                                        =========  =========

    The Company had deposit accounts in amounts of $100,000 or more of approximately $38 million and $33 million at June 30, 1996 and 1997, respectively.

9.  Securities Sold Under Agreement to Repurchase
    ---------------------------------------------
    The securities sold under reverse repurchase agreements were delivered to safekeeping with an independent third-party on the Company's behalf. The underlying collateral consists of various government and agency securities. The broker-dealers have agreed to resell to the Company the identical securities at the maturity of the agreements. The agreements contain provisions for maturity every 90 days, with final maturities through January 1999.

    Information concerning the securities sold under agreement to repurchase is summarized as follows:

                                                              June 30,
                                                      ------------------------
                                                           1996        1997
                                                           ----        ----
    Average balance during the year (monthly basis)     $     417   $  12,083
    Average interest rate                                    6.41%       6.27%
    Maximum month-end balance during the year           $   5,000   $  15,000

    Investment securities underlying the agreements
    at year-end:
    Carrying value (including accrued interest)         $   5,000   $  15,298
    Estimated fair value                                $   5,000   $  15,432
                                                        =========   =========
10. Advances from the Federal Home Loan Bank
    ----------------------------------------
    Advances from the Federal Home Loan Bank are summarized as follows:

                                                               June 30,
                                                       -----------------------
        Interest Rate                      Maturity        1996        1997
        -------------                        Date          ----        ----
                                             ----
         5.87                              June 2002    $      -    $   10,000
                                                        ========    ==========

    The Federal Home Loan Bank stock and mortgage loans receivable were pledged as collateral for these advances.

11. Compensation Benefit Agreements
    -------------------------------
    Effective January 9, 1996, the Association established unfunded nonqualified compensation agreements with its directors providing for fixed benefits for life. The benefits are payable to those directors beginning the month following retirement from the Board or, in the event of their death prior to retirement, to their designated beneficiary for a five year period. The liability for the benefits has been accrued at the balance sheet date at the net present value of the expected future benefits. Annual expense is based on the increase in the net present value of expected future benefits. The expense before income tax effect associated with these agreements was approximately $46,000 for the year ending June 30, 1996. No additional expense was recognized for the year ended June 30, 1997.

12. Income Taxes
    ------------
    Income tax expense (benefit) is summarized as follows:

                                                   Years Ended June 30,
                                           -----------------------------------
                                               1995        1996        1997
                                               ----        ----        ----

       Current                              $   1,919   $   1,271   $   1,190
       Deferred                                   (11)       (250)        134
                                            ---------   ---------   ---------
           Total                            $   1,908   $   1,021   $   1,324
                                            =========   =========   =========

    The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes and cumulative effect adjustment are reconciled as follows:

                                                   Years Ended June 30,
                                            ----------------------------------
                                               1995        1996        1997
                                               ----        ----        ----

       Computed income tax expense          $   1,865   $     666   $   1,241
       Increase (decrease) resulting from:
        State income tax, net of federal
          benefit                                  49           -          57
        Nondeductible ESOP compensation
          expense                                   -         341           -
        Other                                      (6)         14          26
                                            ---------   ---------   ---------
       Actual income tax expense            $   1,908   $   1,021   $   1,324
                                            =========   =========   =========

    Net deferred tax assets (liabilities) are included in other assets or income taxes payable in the accompanying consolidated balance sheets. The components of net deferred tax assets (liabilities) are as follows:

                                                               June 30,
                                                        ----------------------
                                                           1996        1997
                                                           ----        ----
       Deferred tax assets:
        Bad debt reserves                                 $     -   $     476
        Loan origination fees                                  67           -
        Deferred compensation and benefit deductions          272         243
        Carryforward of capital losses                        234         234
        State net operating loss                               56          56
        Tax credits                                           124           -
        Other                                                  31          47
        Valuation allowance                                     -           -
                                                        ---------   ---------
                                                              784       1,056
       Deferred tax liabilities:
        Bad debt reserves                                     277           -
        Bad debt recapture adjustment                           -         784
        Excess tax depreciation                               112         100
        FHLB stock dividends                                  315         315
        Unrealized gains on securities available
          for sale                                             11          61
        Loan origination fees                                   -           6
                                                        ---------   ---------
                                                              715       1,266
                                                        ---------   ---------
           Net deferred tax asset (liability)           $      69   $    (210)
                                                        =========   =========

    The Association's annual addition to its reserve for bad debts allowed under the Internal Revenue Code may differ significantly from the bad debt experience used for financial statement purposes. Such bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserves are used for purposes other than to absorb bad debt losses. Since the Association does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided on the amount of bad debt reserves for tax purposes that arose in tax years beginning before December 31, 1987, in accordance with SFAS No. 109. Therefore, retained income at June 30, 1996 and 1997, includes approximately $7.8 million, representing such bad debt deductions for which no deferred income taxes have been provided.

    With the repeal of the reserve method of accounting for thrift bad debt reserves for tax year beginning after December 31, 1995, the Association will have to recapture into taxable income its post-1987 excess reserves over a six-year period. The Association currently meets a recapture provision which allows it to delay the start of the recapture period due to loan origination volume. The amount of the post-1987 excess is approximately $2,066,000. Since the tax effect of this excess had been previously recorded as deferred income taxes, the Association will have no material impact on its results of operations when it begins recapture of the excess reserves.

13. Stockholders' Equity
    --------------------
    At the time of its conversion to a stock association, the Association established a liquidation account in an amount equal to its total retained income as of June 30, 1993. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Association after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders reduce their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualified balances for accounts then held.

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

14. Regulatory Matters
    ------------------
    The Association is subject to various regulatory capital requirements administered by the Office of Thrift Supervision (OTS). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 1997, that the Association meets all capital adequacy requirements to which it is subject.

    As of June 30, 1997, the most recent notification from the OTS categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total tangible, core, and risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

    The Association's actual capital amounts and ratios are also presented in the table (in thousands) and assumed no additional deductions from capital for interest-rate risk.

                                                                To Be Well
                                              For Capital    Capitalized Under
                                               Adequacy      Prompt Corrective
                              Actual           Purposes      Action Provisions
                        ------------------  ---------------  -----------------
                        Amount      Ratio   Amount    Ratio  Amount      Ratio
                        ------      -----   ------    -----  ------      -----
As of June 30, 1997:
 Tangible Capital
  (to adjusted
  total assets)        $33,801     9.7%    $ 5,227    >1.5%  $ 17,422     >5%
                                                      -                   -
 Core Capital (to
  adjusted total
  assets)              $33,801     9.7%    $10,454    >3.0%  $ 17,422     >5%
                                                      -                   -
 Risk-Based (to
  risk-weighted
  assets               $35,171    20.3%    $13,857    >8.0%  $ 17,321    >10%
                                                      -                  -
As of June 30, 1996:
 Tangible Capital (to
  adjusted total
  assets)              $33,470    10.5%    $ 4,794    >1.5%  $ 15,980     >5%
                                                      -                   -
 Core Capital (to
  adjusted total
  assets)              $33,470    10.5%    $ 9,588    >3.0%  $ 15,980     >5%
                                                      -                   -
 Risk-Based (to
  risk-weighted
  assets)              $34,686    22.7%    $12,203    >8.0%  $ 15,254    >10%
                                                      -                  -

15. Stock Option Plans
    ------------------
    The Holding Company's 1993 stock option plan provides for the benefit of directors, officers, and other key employees. The number of shares of common stock reserved for issuance under the stock option plan was equal to approximately 10% of the total number of common shares issued pursuant to the Company's offering. The plan provides for incentive options for officers and employees and non-incentive options for directors. The plan is administered by a committee of three directors appointed by the board of directors. The option exercise price cannot be less than the fair value of the underlying common stock as the date of the option grant, and the maximum option term cannot exceed ten years. The number of shares of common stock authorized under the stock option and incentive plan is 416,000, and 291,616 were granted in October 1993 at an exercise price of $10. No options were granted in 1995, 1996, or 1997 and granted options were exercised in the 1996 fiscal year. The non-incentive options exercised in 1996 provided the Holding Company with a tax deduction of approximately $1.3 million, which consisted of the excess of the fair market value over the exercise price. The tax benefit of that deduction of approximately $505,000 was credited to stockholders' equity in 1996. There were 124,384 options available for granting at June 30, 1996 and 1997.

    Upon adoption of Statement of Accounting Standards No. 123 (SFAS No.
    123), "Accounting for Stock-Based Compensation", the Association elected to measure compensation cost using APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Association made no grants of stock options during the years ended June 30, 1995, 1996, and 1997, and therefore no proforma disclosures are required as prescribed by SFAS No. 123.

16. Pension Plan
    ------------
    The Association maintains a Defined Contribution Money Purchase Pension Plan to supplement its Profit Sharing and Employee Savings Plans. Under this plan, the Board authorized an annual contribution of 3.5% of eligible salaries. Eligible employees are the same as those defined in the Profit Sharing and Employee Savings Plan. The expense for this plan was approximately $79,000, $76,000 and $84,000 for the years ending June 30, 1995, 1996 and 1997, respectively.

17. Profit Sharing and Employee Savings Plans
    -----------------------------------------
    The Association established a qualifying noncontributory profit sharing plan covering substantially all employees who have completed one year of service and have attained the age of twenty-one. All employer contributions, as determined by the Board of Directors, are irrevocable and the Association has reserved the right of amendment and termination of the plan. No contributions were made to the plan for the years ended June 30, 1995, 1996 and 1997, respectively. Certain officers and other eligible employees are covered by a non-qualified plan. The expense recognized under this plan was $58,000 for the years ended June 30, 1995 and 1996, respectively. No expense was recognized for the year ended June 30, 1997.

    The Association also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees who have completed one year of service and have attained the age of twenty-one. Employees may contribute a percentage of their annual gross salary as limited by the federal tax laws. The Association matches employee contributions based on the plan guidelines. The amount charged against income was $68,000 $84,000 and $124,000 for the years ended June 30, 1995, 1996 and 1997, respectively.

18. Employee Stock Ownership Plan (ESOP)
    ------------------------------------
    For the year ending June 30, 1995, the total contribution to the ESOP used to fund principal and interest payments on the ESOP debt totaled approximately $505,000. For the years ending June 30, 1996 and 1997, the Association was not required to make any contributions to the ESOP Plan for debt service due to the debt being repaid in June 1996 as a result of the special dividend as discussed in Note 13.

    For the years ending June 30, 1995 and 1996, compensation from the ESOP of approximately $490,000 and $2,745,000 was expensed, respectively. No compensation expense was recognized in 1997 since all ESOP shares had been allocated. Compensation was recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. The ESOP used dividends on allocated and unallocated shares, as determined by plan administrators, to pay off debt and accrued interest. Additional compensation expense of approximately $1,967,000 was recognized in 1996 because of the accelerated debt repayment by the ESOP Plan as disclosed in Note 13.

    For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding. All shares were released by June 30, 1996.

19. Management Development and Recognition Plans
    --------------------------------------------
    The Association has established four management development and recognition plans ("MRPs") which purchased 166,400 shares of common stock. The Association contributed $1.7 million to fund the purchase of the MRP shares. The shares were awarded to certain officers and directors of the Association who began vesting on January 1, 1994, and were fully vested on January 1, 1996. Compensation expense in the amount of the fair value of the common stock at the date of grant to the officer or director was recognized during the periods the participants become vested. For the years ending June 30, 1995 and 1996, approximately $575,000 and $257,000 of compensation expense has been recognized, respectively. All of the shares were vested as of June 30, 1996, and therefore no expense was recognized in 1997.

20. Employment and Change of Control Agreements
    -------------------------------------------
    The Association and the Holding Company entered into employment agreements with certain key officers. The employment agreements provide for three-year terms. Commencing on the first anniversary date and continuing each anniversary date thereafter, the respective boards of directors may extend the agreements for an additional year so that the remaining terms shall be three years, unless written notice of termination of the agreement is given by the executive officer. The agreements provide for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the employers. Severance payments also will be provided on a similar basis in connection with voluntary termination of employment where, subsequent to a change in control, officers are assigned duties inconsistent with their positions, duties, responsibilities and status immediately prior to such change in control. The severance payments will equal 2.99 times the executive officer's average annual compensation during the preceding five years. The employment agreements provide for termination by the Association or the Holding Company for just cause at any time. The Company has not accrued any benefits under these postemployment agreements.

21. Commitments
    -----------
    The Company had outstanding commitments to originate mortgage loans of approximately $3,600,000 and $4,250,000 at June 30, 1996 and 1997,
    respectively. The commitments to originate mortgage loans at June 30, 1996, were composed of variable-rate loans of $3,240,000 and fixed-rate loans of $360,000. The fixed-rate loans had interest rates ranging from 7.75% to 7.875% and terms ranging from 10 to 15 years. The commitments to originate mortgage loans at June 30, 1997, were composed of variable-rate loans of $3,870,000 and fixed-rate loans of $380,000. The fixed-rate loans had interest rates ranging from 7.50% to 8.25% and terms ranging from 15 to 30 years.

    The Company has executed construction contracts and committed to spend approximately $720,000 on building branches in leased space. The Company executed related long-term lease agreements with commencement dates beginning after June 30, 1997. The leases require one-time advance payments of approximately $165,000, exclusive of annual rental payments of $75,000.

22. Financial Instruments with Off-Balance-Sheet Risk
    -------------------------------------------------
    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and lines of credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

    The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and lines of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

    Financial instruments, the contract amounts of which represent credit risk for lines of credit, totaled approximately $14.1 million at June 30, 1997.

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

    The undisbursed advances on customer lines of credit were approximately $7.8 million at June 30, 1997. The Company does not anticipate any losses as a result of these transactions.

23. Deposit Insurance Premiums
    --------------------------
    The Association recorded an expense in 1997 for the one-time special assessment levied by the omnibus appropriation bill to recapitalize the Savings Association Insurance Fund (SAIF). The special assessment for deposit insurance premiums of approximately $1,792,000 has been reflected in income for the year ending June 30, 1997, with an after tax impact on net income of approximately $1,183,000. Effective January 1, 1997, the Association began paying reduced premium assessments in accordance with the new SAIF assessment schedule.

24. Financial Instruments
    ---------------------
    The approximate stated and estimated fair value of financial instruments are summarized below (in thousands of dollars):

                                                    June 30,
                                  --------------------------------------------
                                          1996                    1997
                                  ---------------------    -------------------
                                  Stated     Estimated     Stated   Estimated
                                  Amount     Fair Value    Amount   Fair Value
                                  ------     ----------    ------   ----------
     Financial assets:

       Cash                       $  13,323  $  13,323    $  13,651  $  13,651
       Investment securities         50,990     50,233       37,360     36,998
       Loans receivable, net        238,337    239,147      272,401    270,794
       Mortgage-backed securities    17,598     17,307       14,352     14,298
       Federal Home Loan Bank
        stock                         2,691      2,691        2,691      2,691
       Other assets                   2,294      2,294        2,342      2,342
                                  ---------  ---------    ---------  ---------
                                  $ 325,233  $ 324,995    $ 342,797  $ 340,774
                                  =========  =========    =========  =========
     Financial liabilities:
       Deposits:
        Demand accounts           $  64,468  $  64,468    $  62,556  $  62,556
        Certificate accounts        223,749    224,774      222,227    222,077
       Reverse repurchase
        agreement                     5,000      5,000       15,000     14,916
       Advances from Federal
        Home Loan Bank                    -          -       10,000     10,000
       Other liabilities              1,764      1,764        1,784      1,784
                                  ---------  ---------    ---------  ---------
                                  $ 294,981  $ 296,006    $ 311,567  $ 311,333
                                  =========  =========    =========  =========

    The Company had off-balance sheet financial commitments, which include approximately $12.1 million of commitments to originate and fund loans and unused consumer lines and letters of credit. Since these commitments are based on current market rates, the commitment amount is considered to be a reasonable estimate of fair market value.

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

    Securities Sold with Agreement to Repurchase - The estimated fair value of this short-term debt is based on discounting amounts payable at the contractual rates using current market rates for debt with a similar maturity.

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

    Fair value estimates are made at a specific point of time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company's entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value also would affect significantly the estimates. Further, the fair value estimates were calculated as of June 30, 1996 and 1997. Changes in market interest rates and prepayment assumptions could change significantly the estimated fair value.

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

25. Condensed Parent Company Only Financial Statements
    --------------------------------------------------
    The following condensed balance sheets as of June 30, 1996 and 1997, and condensed statements of income and cash flows for the years ended June 30, 1995, 1996, and 1997 for First Southeast Financial Corporation should be read in conjunction with the consolidated financial statements and the notes thereto.

       Parent Company Only                                     June 30,
                                                       -----------------------
       Balance Sheets (in thousands)                       1996       1997
                                                           ----       ----
       Assets:
        Cash and due from banks                         $       5  $      30
        Equity in net assets of Association                34,274     34,678
        Other                                                 785        424
                                                        ---------  ---------
           Total assets                                 $  35,064  $  35,132
                                                        =========  =========
       Liabilities:
        Accrued liabilities                             $   1,561  $      86
                                                        ---------  ---------
       Stockholders' equity:
        Common stockholders' equity                        33,503     35,046
                                                        ---------  ---------
           Total liabilities and stockholders' equity   $  35,064  $  35,132
                                                        =========  =========

       Parent Company Only                         Year Ending June 30,
                                            ----------------------------------
       Statements of Income (in thousands)      1995       1996       1997
                                                ----       ----       ----

       Equity in earnings of Association     $   2,971  $     901  $   2,583
       Interest income                           1,145        906          -
       Loss on sale of investment securities       (11)      (593)         -
       Other expense                              (183)      (259)      (391)
       Income tax (expense) benefit               (345)       (16)       133
                                             ---------  ---------  ---------
           Net income                        $   3,577  $     939  $   2,325
                                             =========  =========  =========

    The Association subsidiary paid the parent company cash dividends of $1,100,000, $21,470,000 and $2,275,000 during the years ending June 30,
    1995, 1996 and 1997, respectively.

       Parent Company Only                        Year Ending June 30,
                                            ----------------------------------
       Statements of Cash Flows (in            1995       1996        1997
        thousands)                             ----       ----        ----

       Operating activities:
        Net income                           $  3,577   $    939    $  2,325
        Adjustments to reconcile net
          income to net cash provided
          by operating activities:
         Undistributed equity earnings of
           Association                         (2,971)      (901)     (2,583)
         Distribution of equity earnings
           of Association                       1,100      5,140       2,275
         Realized losses on securities             11        593           -
         Amortization of premiums on
           mortgage-backed securities              49         38           -
          Deferred income tax benefit             (11)      (219)          -
          (Increase) decrease in interest
            receivable                            (12)        65           -
          Decrease in other assets                  -         54         361
          Increase (decrease) in accrued
            liabilities                          (177)     1,549      (1,475)
           Net cash  provided by  operating
              activities                        1,566      7,258         903
                                             --------   --------    --------
       Investing activities:
        Principal repayment by ESOP               333      2,662           -
        Purchase of investment securities      (1,621)         -           -
        Proceeds from sale of investment
          securities                              250      8,498           -
        Principal payments on mortgage-
          backed securities                     1,597      1,606           -
        Proceeds from sale of mortgage-
          backed securities                         -      6,430           -
        Return of capital from Association          -     16,330           -
                                             --------   --------    --------
           Net cash provided by investing
             activities                           559     35,526           -
                                             --------   --------    --------
       Financing activities:
        Proceeds from issuance of common
          stock and treasury stock                  -      2,916           -
        Purchase of treasury stock             (1,074)         -           -
        Dividends paid                         (1,018)   (45,729)       (878)
           Net cash used by financing        --------   --------    --------
             activities                        (2,092)   (42,813)       (878)
                                             --------   --------    --------
       Net increase (decrease) in cash             33        (29)         25

       Cash at beginning of year                    1         34           5
                                             --------   --------    --------
       Cash at end of year                   $     34   $      5    $     30
                                             ========   ========    ========
       Supplemental disclosures:
       ------------------------
       Cash paid during the period for
         income taxes                        $    532   $    306    $      -
                                             ========   ========    ========
       Non-cash investing and financing activities:
        Transfer of investment securities
          from held to maturity to available
          for sale                           $      -   $  1,000    $      -
        Transfer of mortgage-backed
          securities from held to maturity
          to available for sale                     -      6,681           -
        Tax benefit from stock options
          exercised                                 -        505           -
        Unrealized gains on securities,
          net of taxes                            241        180          96

26. First Southeast Financial Corporation and Subsidiary Quarterly Results of Operations (unaudited)
    --------------------------------------------------------------------------
                            (In thousands)

                  Year Ended June 30, 1996        Year Ended June 30, 1997
              -------------------------------  -------------------------------
                1st     2nd     3rd     4th      1st     2nd     3rd    4th
              Quarter Quarter Quarter Quarter  Quarter Quarter Quarter Quarter
              ------- ------- ------- -------  ------- ------- ------- -------
Interest
 income       $6,419  $6,454  $6,442 $ 6,462   $6,209  $6,122  $6,232  $6,375

Interest
 expense       3,622   3,641   3,573   3,521    3,652   3,560   3,572   3,633
              ------  ------  ------ -------   ------  ------  ------  ------
Net interest
 income        2,797   2,813   2,869   2,941    2,557   2,562   2,660   2,742

Provision
 for loan
 losses           45      45      45      45       45      45      45      45
              ------  ------  ------ -------   ------  ------  ------  ------
Net interest
 income after
 provision for
 loan losses   2,752   2,768   2,824   2,896    2,512   2,517   2,615   2,697

Noninterest
 income          244     244     251    (629)     310     294     297     280

Noninterest
 expense       1,835   1,941   1,809   3,805    3,346   1,537   1,474   1,516
              ------  ------  ------ -------   ------  ------  ------  ------
Income (loss)
 before income
 tax expense   1,161   1,071   1,266  (1,538)    (524)  1,274   1,438   1,461

Income tax
 expense
 (benefit)       405     344     446    (174)    (230)    476     539     539
              ------  ------  ------ -------   ------  ------  ------  ------
Net income
 (loss)       $  756  $  727  $  820 $(1,364)  $ (294) $  798  $  899  $  922
              ======  ======  ====== =======   ======  ======  ======  ======

    Fourth quarter 1996 results include additional expense of approximately $1,967,000 related to ESOP compensation that was recognized upon the release of the remaining unallocated shares due to ESOP debt repayment. Realized losses on securities of $891,000 were recognized upon the liquidation of investments to fund the Holding Company's special dividend of $10 per share. First quarter 1997 results reflect the special SAIF assessment, net of tax, of approximately $1,183,000.

27. Subsequent Event
    ----------------
    The Company announced on July 1, 1997, its signing of a definitive agreement by which the Company will merge with a commercial bank. Under the agreement, the Company's shareholders will receive one share of the commercial bank's common stock subject to an exchange ratio as defined in the merger agreement. The completion of the transaction is subject to regulatory and shareholder approval of the reorganization agreement.

    The pending change in control, when approved and consummated, would result in the payment of certain employee severance benefits, the payment of employment contract settlements, and the acceleration of certain benefit payments from nonqualified retirement plans. At June 30, 1997, the Company has not accrued any liabilities with regard to these potential benefit payments that would only result upon approval and completion of the merger.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
---------------------------------------------------------

          None.

                                       PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     Section 16(a) of the Exchange Act requires the officers of the Corporation and its directors, and persons who beneficially own more than 10% of any registered class of the Corporation's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Corporation.

     Based solely on a review of the reports and written representations provided to the Corporation by the above referenced persons, the Corporation believes that during fiscal 1997 all filing requirements applicable to its reporting officers, directors and greater than 10% beneficial owners were complied with properly and in a timely manner.

     The following table sets forth as to each director, his name, age, and the year he first became a director. Unless otherwise indicated, the principal occupation listed for each person below has been his occupation for the past five years.

                              Principal Occupation
                              During Past Five Years
      Name           Age(1)   and Other Information     Director(2)  Expires
      ----           ------   ----------------------    -----------  -------

James H. Barton        75      Mr. Barton, a retired        1997       1997
                               colonel in the U.S.
                               Marine Corps Reserve,
                               is a past member of the
                               National Executive
                               Committee, Reserve
                               Officers Association of
                               the United States, is a
                               member of the Tri-County
                               Technical College
                               Foundation Board, Chairman
                               of the Support (Finance)
                               Committee of the Holy
                               Trinity Lutheran Church,
                               and is the retired
                               president of Barton
                               Grocery Co., Inc. and Acme
                               Distributing Company of
                               Greenville.

Josiah Crudup, Jr.      72     Retired President and Chief  1979       1997
                               Executive Officer of Crudup
                               Oil Co., Inc.  Mr. Crudup is
                               a past member of the Kiwanis
                               Club, the South Carolina
                               Petroleum Marketers Association
                               and the Board of Directors of
                               the Salvation Army Boys Club.

Vernon E. Merchant, Jr.  66    Retired physician and        1983       1997
                               surgeon for over 37 years.
                               Dr. Merchant formerly served
                               as a past Director of the
                               State Free Cancer Clinic and
                               is a State Cancer Liaison-
                               Fellow to the American College
                               of Surgeons.  He has also
                               served as an assistant
                               clinical professor at the
                               Medical University of South
                               Carolina and he serves on its
                               Medical Foundation Board.

                               (table continued on following page)

                              Principal Occupation
                              During Past Five Years
      Name           Age(1)   and Other Information     Director(2)  Expires
      ----           ------   ----------------------    -----------  -------

Charles L. Stuart      71     Chairman of the Board         1965       1998
                              of the Association.
                              Mr. Stuart has been
                              affiliated with the
                              Association for over 42
                              years and has served in
                              various capacities,
                              including holding the
                              offices of President
                              and Chief Executive
                              Officer.  He is a past
                              Director of the Community
                              Financial Institutions of
                              South Carolina, the Anderson
                              Board of Realtors, is a
                              past Director of the
                              Anderson County Historical
                              Society, is a past Director
                              of the South Carolina
                              Chamber of Commerce, and is
                              a past member of the Anderson
                              Civitan Club.

William R. Phillips     78    Retired stockbroker from      1977       1998
                              J.C. Bradford & Co.  Mr.
                              Phillips is a retired
                              colonel of the South
                              Carolina National Guard,
                              is a past President of the
                              Anderson County Foundation,
                              is a past President and
                              Chairman of the Board of
                              United Way, is a Past
                              Treasurer of the Chamber of
                              Commerce and was a charter
                              member of Appalachian
                              Regional Council of
                              Governors.

A.C. Terry               71   Forty-four years in retail    1983       1998
                              furniture.  Twenty-eight
                              years as salesman, store
                              manager, and vice president
                              for multi-state retail
                              furniture chain, with over
                              100 stores, and sixteen
                              years as owner, operator of
                              Terry Furniture Company, a
                              retail furniture store
                              located in Anderson, SC.  He
                              is now retired.

David C. Wakefield, III 53    President and Chief Executive 1991       1999
                              Officer of First Federal since
                              1991.  Prior thereto, Mr.
                              Wakefield served as Chief
                              Operating Officer of First
                              Federal from 1990 to 1991 and
                              in various capacities since
                              1976.  He also is a past
                              director of the Community
                              Financial Institutions of
                              South Carolina and served as
                              Chairman of the Board of
                              Visitors of Anderson College
                              in 1996-97.

Aubrey T. Scales        74    Retired Senior Vice President 1982       1999
                              of First Federal.  Mr. Scales
                              has been affiliated with the
                              Association for 45 years in
                              various capacities.  He is a
                              current member and a past
                              president of the Anderson
                              Lions Club.  He is a life
                              member and Executive
                              Committee member of the
                              American Legion.  Mr. Scales
                              is also a past Director of
                              the Anderson YMCA.

-------------
(1)     At September 5, 1997.
(2)     Includes prior service on the Board of Directors of First Federal.

          The executive officers of the Corporation and Association are as follows:

                         Age at
                      September 5,                Position
                                    -------------------------------------
          Name            1997      Corporation               Association
          ----            ----
David C. Wakefield, III    53     Director, President and   Director,
                                  Chief Executive Officer   President and
                                                            Chief Executive
                                                            Officer

John L. Biediger           40     Executive Vice President  Executive Vice
                                  and Treasurer             President and
                                                            Treasurer

Douglas T. Locke           53     Senior Vice President     Senior Vice
                                                            President

Carole K. Bain             58     Vice President and        Vice President and
                                  Corporate Secretary       Corporate
                                                            Secretary

Henry D. Bone              63     N/A                       Vice President


Dennis B. Fowler           51     N/A                       Vice President

     David C. Wakefield, III joined First Federal in 1976 and has served as President and Chief Executive Officer since 1991. Prior to being appointed President and Chief Executive Officer, Mr. Wakefield has served as Chief Operating Officer, Executive Vice President and Vice President of the Association. Mr. Wakefield is a member and current director of the Anderson Rotary Club, served as Chairman of the Board of Visitors for Anderson College in 1996-97, and is a board member and treasurer of the Anderson County Development Partnership.

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

Item 11.  Executive Compensation
--------------------------------

     Summary Compensation Table. The following information is furnished for the Chief Executive Officer of the Corporation for the year ended June 30, 1997. No executive officers of the Corporation received salary and bonus in excess of $100,000 during the year ended June 30, 1997.

                                      Annual Compensation
                               ------------------------------
                                                     (1)
                                                 Other Annual     All Other
      Name and                 Salary    Bonus   Compensation   Compensation
Principal Position       Year    ($)      ($)        ($)           ($)(2)
------------------       ----  ------    -----   ------------   ------------

David C. Wakefield, III  1997   117,402    --         --           28,116
President and Chief
Executive                1996   113,735    --         --           23,443
Officer of the
Corporation              1995   107,370    --         --           48,453
and the Association
_______________
(1) Does not include perquisites which did not exceed the lesser of $50,000 or 10% of salary and bonus.
(2) All Other Compensation for Mr. Wakefield in fiscal year 1997 includes the following: 401(k) Profit Sharing Plan: $7,020; Executive Deferred Compensation Plan: $17,132; Pension Plan: $3,964. Does not include amounts payable pursuant to employment agreements with Mr. Wakefield in the event of a "change of control" of the Corporation. For a discussion of the employment agreements including the amounts payable in the event of a "change of control" of the Corporation, see "-- Employment Agreements."


Employment Agreements

     Effective October 1, 1993, the Corporation and the Association (collectively the "Employers") entered into a three-year employment agreement with David C. Wakefield, III. The salary level for Mr. Wakefield under the agreement is $90,500, which amount is paid by the Association and which may be increased at the discretion of the Board of Directors of the Association or an authorized committee of the Board. On each anniversary of the commencement date of the agreement, the term of the agreement may be extended by action of the Board of Directors of the Association or the Corporation, as the case may be, for an additional year. The current term of the agreement runs through September 30, 1999. The agreement is terminable by the Employers for cause at any time or upon the occurrence of certain events specified by Office of Thrift Supervision ("OTS") regulations. The agreement also provides for severance payments if Mr. Wakefield's employment is terminated following a "change of control" of the Corporation or the Association (as defined in the Agreement). These payments, which will be made promptly after any such "change in control," equal 2.99 times the average annual compensation paid to Mr. Wakefield during the five years immediately preceding the change in control. Based upon Mr. Wakefield's recent compensation history, the aggregate payments that would be payable under the terms of the agreements if a change of control occurred in 1997 would be approximately $538,000.

     Notwithstanding anything to the contrary set forth in any of the Corporation's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, including this Proxy Statement, in whole or in part, the following report and Performance Graph shall not be incorporated by reference into any such filings.

Report of the Compensation Committee

     Under rules established by the SEC, the Corporation is required to provide certain data and information in regard to the compensation and benefits provided to the Corporation's Chief Executive Officer and other executive officers of the Corporation and the Association. The disclosure requirements for the Chief Executive Officer and other executive officers include the use of tables and a report explaining the rationale and considerations that led to the fundamental executive compensation decisions affecting those individuals. Insofar as no separate compensation is currently payable by the Corporation, the Compensation Committee of the Association (the "Committee"), at the direction of the Board of Directors of the Corporation, has prepared the following report for inclusion in this proxy statement.

     General. The Committee's duties are to recommend and administer policies that govern executive compensation for the Association. The Committee evaluates individual executive performance, compensation policies and salaries. The Chief Executive Officer of the Association evaluates the performance of the other senior officers of the Association and makes recommendations to the Committee regarding individual compensation levels.
The Committee reviews the Chief Executive Officer's recommendations on such officers' salaries and recommends salaries to be paid to each executive officer. The entire Board of Directors reviews the Compensation Committee's recommendations as to executive compensation, including the Chief Executive Officer, and sets these salaries.

     Compensation Policies. The executive compensation policies of the Association are designed to establish an appropriate relationship between executive pay and the Corporation's and the Association's annual performance, to reflect the attainment of short and long-term financial performance goals and to enhance the ability of the Corporation and the Association to attract and retain qualified executive officers. The principles underlying the executive compensation policies include the following:

    . To attract and retain key executives who are vital to the long-term success of the Corporation and the Association and are of the highest caliber;

    . To provide levels of compensation competitive with those offered throughout the financial industry and consistent with the Corporation's and the Association's level of performance; and

    . To motivate executives to enhance long-term stockholder value by building their equity interest in the Corporation.

     The Committee considers a variety of subjective and objective factors in determining the compensation package for individual executives including: (1) the performance of the Corporation and the Association as a whole with emphasis on annual performance factors and long-term objectives; (2) the responsibilities assigned to each executive; and (3) the performance of each executive of assigned responsibilities as measured by the progress of the Corporation and the Association during the year.

     In reviewing and recommending executive salary levels, the Compensation Committee surveys similar institutions in South Carolina, the Southeast, and the United States. Peer group analysis focuses on asset size, nature of ownership, type of operation, and other common factors. In setting salaries for fiscal year 1997, the Compensation Committee also reviewed executive compensation data compiled by Americas Community Bankers and SNL Securities Thrift Executive Compensation Review. In fiscal 1997, executive compensation structure included salaries and an annual cash bonus incentive.

     Although the Compensation Committee did not establish executive compensation levels on the basis of whether specific financial goals had been achieved by the Corporation and the Association, the Compensation Committee (and the Board of Directors) considered the overall profitability of the Corporation and the Association when making their decisions. The Compensation Committee believes that management compensation levels, as a whole, appropriately reflect the application of the Corporation's and Association's executive compensation policy and the progress of a the Corporation and the Association.The cash bonus incentive set by the Board of Directors for executive officers was based on achieving a targeted increase in earnings per share ("EPS"). The EPS target was not met during fiscal 1997 and no cash bonus awards were paid to executive officers.

     Long Term Incentive Compensation. Under the Association's 1993 Management Development and Recognition Plans ("MDRPs") and the Corporation's 1993 Stock Option and Incentive Plan, executive officers of the Association and the Corporation received grants and awards in connection with the Association's mutual to stock conversion. The Committee believes that stock ownership by the Corporation's and the Association's executives is a significant factor in aligning the interests of the executives with those of stockholders. Stock options and stock awards under such plans were allocated based upon regulatory practices and policies, the practices of other recently converted financial institutions as verified by external surveys and based upon the executive officers' level of responsibility and contributions to the Corporation and the Association. All shares have been awarded under the MDRPs. However, options covering 124,384 shares remain available for grant under the 1993 Stock Option and Incentive Plan. The Board may authorize the award of additional stock options in the future although no specific awards are under consideration at this time.

     Compensation of the Chief Executive Officer. During fiscal year 1997, the base salary of David C. Wakefield, III, President and Chief Executive Officer of the Corporation and the Association, is $117,000. Mr. Wakefield's base salary includes compensation paid in lieu of directors fees. The fiscal 1998 base salary is 3% above the 1997 base salary. The Committee believes that Mr. Wakefield's compensation is appropriate based on the Association's overall compensation policy and on the basis of the Committee's consideration of peer group data. Mr. Wakefield did not participate in the Committee's consideration of his compensation level for the fiscal year.

                                       Compensation Committee

                                       Vernon E. Merchant, Jr. (Chairman)
                                       Aubrey T. Scales
                                       A. C. Terry


Compensation Committee Interlocks and Insider Participation

     The Compensation Committee was composed of Messrs. Merchant, Scales and Terry during the year ended June 30, 1997. No executive officer of the Association has served as a member of the compensation committee of another entity, one of whose executive officers served on the Compensation Committee of the Association. No executive officer of the Association has served as a director of another entity, one of whose executive officers served on the Compensation Committee. No executive officer of the Association has served as a member of the compensation committee of another entity, one of whose executive officers served as a director of the Association.

Performance Graph

     The following graph compares the Corporation's cumulative stockholder return on its Common Stock with the return on the National Association of Securities Dealers Automated Quotation ("Nasdaq") (U.S. companies) Index and a peer group of the Nasdaq's Financial Index. Total return assumes the reinvestment of all dividends.

             COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG CORPORATION, NASDAQ (U.S. COMPANIES) AND NASDAQ FINANCIAL STOCKS

                             [graph appears here]

                                   Period Ending

                        10/07/93  10/07/94  09/30/95  09/30/96  07/31/97
                        ------------------------------------------------

Corporation              $100.00   $156.47   $185.62   $207.80   $320.78
Nasdaq (Fin.) Index       100.00    105.39    133.36    165.09    238.76
Nasdaq (U.S.) Index       100.00    100.82    139.26    165.25    214.51

     The graph assumes $100 was invested on October 7, 1993 when the Corporation first issued stock to the public. Trading of the stock began October 8, 1993.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management
-------------------------------------------------------------

     Persons and groups who beneficially own in excess of 5% of the Corporation's Common Stock are required to file certain reports disclosing such ownership pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon such reports, the following table sets forth, as of September 5, 1997, certain information as to those persons who were beneficial owners of more than 5% of the outstanding shares of Common Stock. Management knows of no persons other than those set forth below who beneficially owned more than 5% of the outstanding shares of Common Stock at September 5, 1997. The following table also sets forth, as of September 5, 1997, information as to the shares of Common Stock beneficially owned by each director, by the Chief Executive Officer of the Corporation, and by all executive officers and directors of the Corporation as a group.

                       Amount and Nature              Percent of
                         of Beneficial               Common Stock
   Beneficial Owner      Ownership (1)                Outstanding
   ----------------      -------------                -----------

First Federal Savings
 and                        $336,896                      7.7%
Loan Association of
 Anderson Employee
 Stock Ownership Plan

Directors and Named
 Executive Officers

David C. Wakefield,
 III (2)                     101,532                       2.3
Charles L. Stuart             69,773                       1.6
James H. Barton               53,047                       1.2
Josiah Crudup, Jr.            45,423                       1.0
Vernon E. Merchant, Jr.       37,173                       0.8
William R. Phillips           32,523                       0.7
Aubrey T. Scales              34,973                       0.8
A.C. Terry                    53,823                       1.2

All executive officers and   592,791                      13.5
directors as a
group (11 persons)

_______________
(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if he has shared voting and/or investment power with respect to such security. The table includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, and other forms of indirect ownership, over which shares the persons named in the table possess voting and investment power. Shares considered indirectly owned included in the table are Mr. Barton, 12,400; Mr. Crudup, 5,300; Mr. Scales, 1,500; Mr. Terry, 7,930; and
     all executive officers and directors as a group, 35,798.
(2)  President and Chief Executive Officer of the Corporation and the
     Association.

     The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The Association, like many financial institutions, has followed the policy of granting loans to its officers, directors and employees on the security of their primary residences and also makes consumer loans to such persons. In accordance with the requirements of applicable law, loans to executive officers and directors of the Association are made on substantially the same terms, including interest rates, fees and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of management do not involve more than the normal risk of collectability or present other unfavorable features. At June 30, 1997, outstanding balances on loans to directors and executive officers totalled $520,000.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K
--------------------------------------------------------------

(a)       (1)     Independent Auditors' Report is contained in Item 8 of this
                  Form 10-K.

          (2) Consolidated Financial Statements are contained in Item 8 of this Form 10-K.

          (3)     Exhibits

           2 Reorganization and Plan of Mergers dated as of July 1, 1997 by and among First Southeast Financial Corporation, First Federal Savings and Loan Association of Anderson, Carolina First Corporation and Carolina First Bank.****

           3.1 Certificate of Incorporation of First Southeast Financial Corporation*

           3.2    Bylaws of First Southeast Financial Corporation*

           10.1   Employment Agreement with David C. Wakefield, III**

           10.2   Employment Agreement with John L. Biediger**

           10.2 First Federal Savings and Loan Association of Anderson 1994 Employee Stock Ownership Plan*

           10.3 First Southeast Financial Corporation 1993 Stock Option and Incentive Plan***

           10.4 First Federal Savings and Loan Association of Anderson Management Development and Recognition Plans***

           21.    Subsidiaries of Registrant

           23.    Consent of Independent Auditors

           27.    Financial Data Schedule

(b) The Corporation did not file any Current Reports on Form 8-K during the quarter ended June 30, 1997.
_________________
* Incorporated by reference to the Corporation's Registration Statement on Form S-1 File No. 33-65102.
** Incorporated by reference to the Corporation's 1995 Annual Report on Form 10-K for the year ended June 30, 1995.
*** Incorporated by reference to the Corporation's 1993 Annual Meeting Proxy Statement dated December 29, 1993.
**** Incorporated herein by reference to the Corporation's Current Report on Form 8-K dated July 10, 1997.

                                    SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST SOUTHEAST FINANCIAL CORPORATION


Date:  September 25, 1997               By:/s/David C. Wakefield, III
                                           --------------------------------
                                           David C. Wakefield, III
                                           President and Chief
                                           Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURES                  TITLE                         DATE

/s/David C. Wakefield, III    President, Chief           September 25, 1997
--------------------------    Executive Officer and
   David C. Wakefield, III    Director (Principal
                              Executive Officer)



/s/John L. Biediger           Executive Vice President   September 25, 1997
-------------------------     and Treasurer (Principal
John L. Biediger              Financial and Accounting
                              Officer)



/s/Charles L. Stuart          Chairman of the Board      September 25, 1997
-------------------------     of Directors
Charles L. Stuart



/s/James H. Barton            Director                   September 25, 1997
-------------------------
James H. Barton



/s/Josiah Crudup, Jr.         Director                   September 25, 1997
-------------------------
Josiah Crudup, Jr.



/s/Vernon E. Merchant, Jr.    Director                   September 25, 1997
-------------------------
Vernon E. Merchant, Jr.

/s/William R. Phillips        Director                   September 25, 1997
-------------------------
William R. Phillips


/s/Aubrey T. Scales           Director                   September 25, 1997
-------------------------
Aubrey T. Scales



/s/A. C. Terry                Director                   September 25, 1997
-------------------------
A. C. Terry

                                          EXHIBIT 21

                                Subsidiaries of the Registrant


Parent

First Southeast Financial Corporation

                                        Percentage         Jurisdiction or
Subsidiaries (1)                          Owned         State of Incorporation
----------------                        ----------      ----------------------

First Federal Savings
  and Loan Association of Anderson         100%          Federally chartered

First Master Service Corporation           100%          South Carolina

--------------
(1) The operations of the Corporation's subsidiaries are included in the Corporation's consolidated financial statements.

                                       Exhibit 23

                                   Consent of Auditors

                                CRISP
                                 CH
                               HUGHES
                        ---- & CO., L.L.P. ----
              CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS



                     CONSENT OF INDEPENDENT AUDITORS
                     -------------------------------

     We have issued our report dated July 31, 1997, accompanying the consolidated financial statements included in the Annual Report of First Southeast Financial Corporation on Form 10-K for the year ending June 30, 1997. We hereby consent to the incorporation by reference of said reports in the Registration Statement of First Southeast Financial Corporation on Form S-8 (File No. 33-65102, effective March 31, 1994).


                                  /s/Crisp Hughes & Co., L.L.P.
                                  CRISP HUGHES & CO., L.L.P.

Asheville, North Carolina
September 19, 1997



    32 Orange Street - P.O. Box 3049 - Asheville, North Carolina 28802 -
                   (704) 254-2254 - FAX (704) 254-6859
     Other Offices:  Boone, Burnsville, Sylvia, NC and Greenville, SC

   Member of The American Institute of Certified Public Accountants, The Continental Association of CPA Firms, Inc. The Intercontinental Accounting
  Associates and The North Carolina and South Carolina Associates of CPAs