Form 10-Q
period 1997-09-30
FIRST SOUTHEAST FINANCIAL CORP
filed 1997-11-14
CIK 908314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:        SEPTEMBER 30, 1997

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

COMMON STOCK,
PAR VALUE $.01 PER SHARE            4,388,231 SHARES          NOVEMBER 13, 1997
(Class)                             (Outstanding)             (As of date)

              FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY
                                   FORM 10-Q
                               SEPTEMBER 30, 1997

                               TABLE OF CONTENTS
                                                                         Page
                                                                       Number
 PART I - FINANCIAL INFORMATION
      Item 1.     Financial Statements:
          Consolidated Balance Sheets as of June 30, 1997 and
          September 30, 1997                                                1

          Consolidated Statements of Income for the three months
          ended September 30, 1996 and 1997                                 2

          Consolidated Statements of Stockholders' Equity                   3

          Consolidated Statements of Cash Flows for the three
          months ended September 30, 1996 and 1997                          4

          Notes to Consolidated Financial Statements                        5

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       6

PART II - OTHER INFORMATION

      Item 1.     Legal Proceedings                                         9

      Item 2.     Changes in Securities                                     9

      Item 3.     Defaults Upon Senior Securities                           9

      Item 4.     Submission of Matters to a Vote of Security Holders       9

      Item 5.     Other Information                                         9

      Item 6.     Exhibits and Reports on Form 8-K                          9

SIGNATURES                                                                  9

              FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (unaudited)
                       (in thousands, except share data)

                                                           June 30,   Sept. 30,
                                                             1997        1997
    Assets

Cash and due from banks                                   $   3,274   $   5,081
Interest-earning deposits                                    10,377       8,762
Investment securities:
  Held to maturity (market value of $15,730 and $15,921)     16,092      16,092
  Available for sale (cost of $21,089 and $20,415)           21,268      20,971
Loans receivable, net                                       272,401     275,343
Mortgage-backed securities:
  Held to maturity (market value of $9,338 and $8,627)        9,392       8,663
  Available for sale (cost of $4,960 and $4,597)              4,960       4,628
Office properties and equipment, net                          4,282       4,468
Real estate                                                     751         748
Federal Home Loan Bank stock                                  2,691       2,691
Interest receivable                                           2,342       2,230
Other                                                           700         361

    Total assets                                          $ 348,530   $ 350,038

    Liabilities

Deposits                                                  $ 284,783   $ 284,854
Securities sold under agreements to repurchase               15,000      15,000
Federal Home Loan Bank Advances                              10,000      10,000
Advance payments by borrowers for taxes and insurance         1,387       1,732
Accrued expenses and other liabilities                        1,488       1,132
Income taxes payable                                            826       1,342

    Total liabilities                                       313,484     314,060

    Stockholders' Equity

Preferred stock ($.01 par value, 2,000,000 shares
  authorized; none outstanding)                                  -           -
Common stock ($.01 par value, 8,000,000 shares authorized;
  4,388,231 shares issued and outstanding)                       44          44
Paid-in capital                                              19,137      19,137
Retained earnings, substantially restricted                  15,747      16,410
Unrealized net gains on securities available for sale           118         387

    Total stockholders' equity                               35,046      35,978

    Total liabilities and stockholders' equity            $ 348,530   $ 350,038

The accompanying notes are an integral part of these consolidated financial statements.

              FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (unaudited)
                       (in thousands, except share data)
                                                          Three Months Ended
                                                             September 30,
                                                            1996        1997
Interest income:
  Mortgage loans                                         $  4,418    $  4,839
  Mortgage-backed securities                                  289         232
  Other loans                                                 538         704
  Investments                                                 780         665
  Deposits with other banks                                   184         157

    Total interest income                                   6,209       6,597

Interest expense:
  Deposits                                                  3,505       3,474
  Borrowings                                                  147         390

    Total interest expense                                  3,652       3,864

    Net interest income                                     2,557       2,733

Provision for loan losses                                      45          45

    Net interest income after provision for loan losses     2,512       2,688

Non-interest income:
  Fees and servicing charges                                  199         209
  Income from rental of real estate acquired
    for development or rental                                  21          20
  Other                                                        90          74

    Total non-interest income                                 310         303

Non-interest expenses:

  Compensation and employee benefits                          884         929
  Occupancy expense                                           236         234
  Deposit insurance premiums                                1,963          44
  Other                                                       263         302

    Total non-interest expenses                             3,346       1,509

    Income (loss) before income taxes                        (524)      1,482

Income tax expense (benefit)                                 (230)        556

    Net income (loss)                                    $   (294)   $    926

Weighted average common equivalent shares outstanding   4,388,231   4,388,231
Earnings (loss) per share                                $  (0.07)   $   0.21

The accompanying notes are an integral part of these consolidated financial statements.

              FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY
                Consolidated Statements of Stockholders' Equity
                                  (unaudited)
                       (in thousands, except share data)

                                    Common  Paid-in  Retained  Unreal.
                                     Stock  Capital  Earnings     Gain   Total

Balance at June 30, 1996            $   44  $19,137   $14,300  $    22  $33,503

Net income                              -        -      2,325       -     2,325

Cash dividends ($0.20 per share)        -        -       (878)      -      (878)

Unrealized gains on securities, net     -        -         -        96       96


Balance at June 30, 1997                44   19,137    15,747      118   35,046

Net income                              -        -        926       -       926

Cash dividends ($0.06 per share)        -        -       (263)      -      (263)

Unrealized gains on securities, net     -        -         -       269      269

Balance at September 30, 1997       $   44  $ 19,137  $16,410  $   387  $35,978


The accompanying notes are an integral part of these consolidated financial statements.

              FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (unaudited)
                                 (in thousands)
                                                            Three Months Ended
                                                               September 30,
                                                               1996       1997

Net cash provided (used) by operating activities           $   (451)  $  1,389

Investing activities:
  Net decrease in insured certificates of deposit             4,594         -
  Maturities of investment securities held to maturity        3,000         -
  Purchase of investment securities available for sale       (5,000)      (325)
  Maturities of investment securities available for sale      5,113      1,000
  Proceeds from sale of real estate                              30         -
  Origination of loans                                      (18,462)   (17,427)
  Principal payments on loans                                11,468     14,665
  Principal payments on mortgage-backed securities              794      1,063
  Purchase of office properties and equipment                   (36)      (275)

    Net cash provided (used) by investing activities          1,501     (1,299)

Financing activities:
  Net increase (decrease) in deposits                        (8,508)        73
  Increase in securities sold under agreements to repurchase  5,000         -
  Increase in short-term borrowings                           1,300         -
  Increase in advance payments by borrowers for taxes and
    insurance                                                   265        344
  Increase in mortgage servicing payments                      (138)       (52)
  Cash dividend paid on common stock                           (176)      (263)

    Net cash provided (used) by financing activities         (2,257)       102

    Increase (decrease) in cash and cash equivalents         (1,207)       192

Cash and cash equivalents at beginning of period             13,323     13,651

Cash and cash equivalents at end of period                 $ 12,116   $ 13,843

Noncash transactions:
  Assets acquired in satisfaction of consumer loans, net   $     -    $      6
  Loan loss reserve charge-offs                                  38         42

The accompanying notes are an integral part of these consolidated financial statements.

              FIRST SOUTHEAST FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      June 30, 1997 and September 30, 1997

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

It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1997. The results of operations for the three-month period ended September 30, 1997 are not indicative of the results of operations for the entire fiscal year.

2. Investment Securities. The carrying and estimated market values of securities are summarized as follows:
                                                   Gross      Gross  Estimated
                                    Amortized Unrealized Unrealized     Market
                                         Cost      Gains     Losses     Values
  Held to maturity:

At June 30, 1997:
 US Government and agency securities  $15,992    $   -     $  (362)    $15,630
 Insured certificates of deposit          100        -          -          100
    Total                             $16,092    $   -     $  (362)    $15,730

At September 30, 1997:
 US Government and agency securities  $15,992    $    7    $  (178)    $15,821
 Insured certificates of deposit          100        -          -          100
    Total                             $16,092    $    7    $  (178)    $15,921

  Available for sale:

At June 30, 1997:
 US Government and agency securities  $21,089    $  179    $    -      $21,268

At September 30, 1997:
 US Government and agency securities  $20,090    $  251    $    -      $20,341
 Other securities                         325       305         -          630
    Total                             $20,415    $  556    $    -      $20,971

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

On July 1, 1997, the Company entered into a reorganization agreement with Carolina First Corporation ("CFC") whereby the Company would be merged with and into CFC. A special meeting of the Company's shareholders has been called for November 18, 1997 for the purpose of approving the merger agreement. According to the merger agreement, the Company's shareholders will receive CFC common stock in exchange for their First Southeast shares.

Financial Condition. The Company's total assets increased by $1.5 million from June 30, 1997 to September 30, 1997. A $3 million increase in loans receivable was funded primarily from maturing investment securities and from interest-earning deposits. As of September 30, 1997, nonperforming loans amounted to $837,000, or 0.29% of total loans.

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

Comparison of Operating Results for the Three Months Ended September 30, 1996 and 1997

General. Net income for the three months ended September 30, 1997 was $926,000 compared to a net loss of $294,000 for the same period in 1996. The net loss in 1996 resulted from the recognition of a $1.8 million ($1.1 million, net of taxes) charge to earnings for the FDIC special assessment to recapitalize the SAIF insurance fund. Excluding the effect of the FDIC charge, the Company's net income for the three months ended September 30, 1996 would have been $823,000. Net income excluding the effect of the FDIC charge increased by $103,000 or 13% from 1996 primarily as a result of a $176,000 increase in net interest income.

Net Interest Income. Net interest income increased by $176,000 from $2.5 million during the three months ended September 30, 1996 to $2.7 million for the same period in 1997 as a result of an increase in interest income which was partially offset by an increase in interest expense.

Interest Income. Interest income increased by $388,000 from $6.2 million during the three months ended September 30, 1996 to $6.6 million for the same period in 1997. This increase was the net effect of increased interest earned on mortgage and other loans which was partially offset by decreased interest on investments and interest-earning deposits.

Interest on mortgage loans increased by $421,000 primarily as a result of increased outstanding balances. The average net mortgage loans receivable increased by $26 million from $218 million during the three months ended

September 30, 1996 to $244 million for the same period in 1997. However, the average yield on mortgage loans decreased by 18 basis points from 8.11% for the three months ended September 30, 1996 to 7.93% for the same period in 1997.

Interest on other loans increased by $166,000 primarily as a result of increased outstanding balances. The average other loans receivable increased by $6 million from $25 million during the three months ended September 30, 1996 to $31 million for the same period in 1997. In addition, the average yield on other loans increased by 34 basis points from 8.77% for the three months ended September 30, 1996 to 9.11% for the same period in 1997.

Interest on investments and interest-earning deposits decreased by $142,000 as funds from maturing investment securities were used to fund the increase in loans outstanding.

Interest Expense. Total interest expense increased a net of $212,000 for the three months ended September 30, 1997 when compared to the same period in 1996. This increase was primarily attributable to the $243,000 of increase in interest cost due to the increased average balance of borrowed funds from $8.5 million during the three months ended September 30, 1996 to $25 million for the same period in 1997. The additional borrowings were used to fund the acquisition of investment securities.

Provision for Loan Losses. The provision for loan losses remained unchanged at $45,000. Provisions are made based on management's analysis of the various factors which affect the loan portfolio and management's desire to maintain the allowance at a level considered adequate to provide for potential losses. The allowance for loan losses was $1.2 million at September 30, 1996 and $1.4 million at September 30, 1997, representing 577% and 166% of total nonperforming loans, respectively.

Non-interest Expenses. Non-interest expenses, excluding the effect of the $1.8 million FDIC special assessment, decreased by a net of $37,000 primarily due to the reduced deposit insurance premium expense in 1997 when compared to 1996. Expenses for the Company's deposit insurance premiums decreased by $119,000 from $163,000 for the three months ended September 30, 1996 to $44,000for the same period in 1997 due to the revised SAIF premium schedule.

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

The Company's primary investing activity is loan originations. During the three months ended September 30, 1996 and 1997, the Company originated loans of $18 million and $17 million, respectively. Other investing activities during the three months ended September 30, 1996 and 1997 included the purchases of investment securities of $5 million and $325,000, respectively. These activities were funded primarily from interest-earning deposits, from maturities of other investment securities and from proceeds of securities sold under agreements to repurchase.

The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. During the three months ended September 30, 1996 and 1997, the Company used funds primarily for loan commitments and investment purchases. At September 30,

1997, the Company had $2 million of approved mortgage loan commitments, $6 million of undisbursed construction loans proceeds and $8 million of undisbursed consumer line of credit commitments.

At September 30, 1997, there were no material commitments for capital expenditures.

At September 30, 1997, savings certificates amounted to $215 million, or 75% of the Company's total deposits, of which $66 million were scheduled to mature by December 31, 1997. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Management of the Company believes it has adequate resources to fund all loan commitments from savings deposits and short- and long-term borrowings and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Office of Thrift Supervision ("OTS") requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. The Company's average liquidity ratios were 13% and 8% for the three-month periods ended September 30, 1996 and 1997, respectively. The Company's actual short-term and total liquidity ratios were 9% and 11% at September 30, 1996 and 7% and 8% at September 30, 1997, respectively. The Company has consistently maintained liquidity levels in excess of regulatory requirements as a strategy for asset and liability management.

OTS regulations require savings institutions to maintain minimum capital levels. The following table presents the Association's regulatory levels relative to its regulatory capital requirements at September 30, 1997:

                                                      Percent of
                                           Amount       Adjusted
                                   (in thousands)   Total Assets

       Tangible capital                  $ 34,322           9.8%
       Tangible capital requirement         5,254           1.5
       Excess                            $ 29,068           8.3%

       Core capital requirement          $ 34,322           9.8%
       Core capital requirement            10,508           3.0
       Excess                            $ 23,814           6.8%

       Risk-based capital                $ 35,707          20.3%
       Risk-based capital requirement      14,067           8.0
       Excess                            $ 21,640          12.3%

At September 30, 1997, the Association was categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To retain in this rating, the Association must maintain core and risk-based capital ratios of at least 5% and 10%.

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

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K. Exhibit 27 Financial Data Schedule. No current report 8-K was filed during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIRST SOUTHEAST FINANCIAL CORPORATION
                                   (Registrant)

Date:  November 13, 1997           /s/ David C. Wakefield, III
                                   David C. Wakefield, III
                                   President and Chief Executive Officer
                                   (Duly Authorized Representative)

Date:  November 13, 1997           /s/ John L. Biediger
                                   John L. Biediger
                                   Executive Vice President and Treasurer
                                   (Principal Accounting Officer)